Form 10-Q
period 1996-03-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 1996-05-10
CIK 872467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    March 31, 1996

                                       OR

            TRANSITION  REPORT  PURSUANT   TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

  For the transition  period from                         to




                 Commission file number          0-20164


                        Krupp Government Income Trust II


              Massachusetts                                 04-3073045
  (State or other jurisdiction of                        (IRS employer
  incorporation or organization)                          identification no.)

  470 Atlantic Avenue, Boston, Massachusetts                           02210
  (Address of principal executive offices)                         (Zip Code)


                                 (617) 423-2233
              (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   X    No

                                    Part I.  FINANCIAL INFORMATION

          Item 1.  FINANCIAL STATEMENTS

                                   KRUPP GOVERNMENT INCOME TRUST II

                                            BALANCE SHEETS


                                                ASSETS
                                                                 March 31,    December 31,
                                                                     1996           1995
          Participating Insured Mortgage Investments
           ("PIMIs")(Note 2):
            Insured mortgages                                    $150,421,994  $150,448,995
            Additional loans                                       29,952,351    29,952,351
          Participating Insured Mortgages ("PIMs")
            (Note 2)                                               46,932,699    45,436,663
          Mortgage-Backed Securities ("MBS")
            (Note 3)                                               45,165,959    48,851,858

                 Total mortgage investments                       272,473,003   274,689,867

          Cash and cash equivalents                                11,375,426    11,675,494
          Prepaid acquisition fees and expenses, net of
           accumulated amortization of $3,319,663 and
           $2,922,496, repectively                                 13,163,979    13,561,146
          Prepaid participation servicing fees, net of
           accumulated amortization of $877,497 and
           $761,220, repectively                                    4,617,050     4,733,327
          Interest receivable and other assets                      2,066,384     2,305,349

                 Total assets                                    $303,695,842  $306,965,183


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

          Deferred income on Additional Loans (Note 5)           $  1,304,338     1,026,622
          Other liabilities                                             8,384        20,576

                 Total liabilities                                  1,312,722     1,047,198


          Commitments (Note 2)

          Shareholders' equity (Note 4):
            Common stock, no par value; 25,000,000
             Shares authorized; 18,371,477 Shares
             issued and outstanding                               302,764,362   304,530,460

            Unrealized gain (loss) on MBS                            (381,242)    1,387,525


          Total Shareholders' equity                              302,383,120   305,917,985

                 Total liabilities and Shareholders'
                  equity                                         $303,695,842  $306,965,183




                                The accompanying notes are an integral
                                   part of the financial statements.

                                   KRUPP GOVERNMENT INCOME TRUST II

                                         STATEMENTS OF INCOME


                                                               For the Three Months
                                                                 Ended March 31,

                                                               1996           1995

          Revenue:
            Interest income - PIMs and PIMIs:
              Base interest                                 $3,494,617     $2,749,292
              Additional loan interest                         380,495        409,035
              Participation interest                           379,237        277,123
            Interest income - MBS                              833,100      1,613,363
            Interest income - other                            146,941        210,705

                 Total revenue                               5,234,390      5,259,518

          Expenses:
            Asset management fee to an affiliate               517,116        534,266
            Expense reimbursements to affiliates               122,478        127,394
            Amortization of prepaid fees and expenses,
              and organization costs                           515,944        421,831
            General and administrative                         103,849         96,948
            Loss on sale of MBS                                  -          1,400,000

                 Total expenses                              1,259,387      2,580,439

          Net income                                        $3,975,003     $2,679,079

          Earnings per Share                                $      .22     $      .15

          Weighted average Shares outstanding               18,371,477     18,371,477










                              The accompanying notes are an integral
                                part of the financial statements.

                                 KRUPP GOVERNMENT INCOME TRUST II

                                     STATEMENTS OF CASH FLOWS


                                                            For The Three Months Ended
                                                                      March 31,


                                                                1996           1995

          Operating activities:
            Net income                                      $ 3,975,003    $ 2,679,079
            Adjustments to reconcile net income to net
             cash provided by operating activities:
              Loss on sale of MBS                                 -          1,400,000
              Premium amortization                               41,866         80,076
              Amortization of prepaid fees and expenses
               and organization costs                           515,944        421,831
              Changes in assets and liabilities:
                Decrease in interest receivable
                 and other assets                               236,465        527,655
                Decrease in other liabilities                   (12,192)        (3,045)

                  Net cash provided by operating
                   activities                                 4,757,086      5,105,596

          Investing activities:
            Investment in PIMs and insured mortgages         (1,850,779)   (15,147,846)
            Investment in Additional Loans                        -         (2,000,000)
            Principal collections on MBS                      1,875,266      3,120,773
            Principal collections on PIMs                       381,744        295,973
            Increase in deferred income on Additional
             Loans                                              277,716        268,365

                  Net cash provided by (used for)
                   investing activities                         683,947    (13,462,735)

          Financing activity:
            Dividends                                        (5,741,101)    (5,741,101)

          Net decrease in cash and cash equivalents            (300,068)   (14,098,240)

          Cash and cash equivalents, beginning of period     11,675,494     19,649,192

          Cash and cash equivalents, end of period          $11,375,426    $ 5,550,952













                              The accompanying notes are an integral
                                part of the financial statements.

                                   KRUPP GOVERNMENT INCOME TRUST II

                                     NOTES TO FINANCIAL STATEMENTS



  1.   Accounting Policies
       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor"), the Advisor to Krupp Government Income Trust II (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Trust.

       In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995.

       The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.


  2.   PIMs and PIMIs

       At March  31, 1996, the Trust  has commitments to fund  approximately
       $4,631,000 on  its closed  PIMs and PIMIs.   These commitments  will be
       funded by cash on hand and future principal collections from the MBS, PIMs and PIMIs.

       At March 31, 1996, the Partnership s PIMs and PIMIs have a fair value of approximately $218,617,000 and gross unrealized losses of approximately $8,690,000. The PIMs and PIMIs have maturities ranging from 2008 to 2036.


  3.   MBS

       At March 31, 1996, the Trust's MBS portfolio has an amortized cost of approximately $45,547,000 and gross unrealized gains and losses of approximately $329,000 and $710,000. The MBS portfolio has maturities ranging from 2008 to 2023.

                        KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, Continued



  4.   Changes in Shareholder's Equity

       A summary of changes in Shareholders' equity for the three months ended March 31, 1996 is as follows:

                                                                                       Total
                                              Common      Retained     Unrealized  Shareholders'
                                               Stock      Earnings     Gain(Loss)     Equity

            Balance at
              December 31, 1995            $304,530,460  $    -       $ 1,387,525  $305,917,985

            Net income                           -         3,975,003        -         3,975,003

            Dividends                        (1,766,098)  (3,975,003)       -        (5,741,101)

            Decrease in unrealized
             gain on MBS                         -            -        (1,768,767)   (1,768,767)

            Balance at March 31, 1996      $302,764,362  $    -       $  (381,242) $302,383,120



  5.  Related Party Transactions

              During the three months ended March 31, 1996 and 1995, the Trust earned $147,761 and $147,761, respectively, of interest on an Additional Loan with affiliates of the Advisor.

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources

      The most significant demand on the Trust's liquidity are quarterly dividends paid to investors of approximately $5.7 million. Funds used for dividends come from interest received on the PIMs, PIMIs, MBS, cash and cash equivalents net of operating expenses, and certain principal collections received on the PIMs and MBS. The Trust funds a portion of the dividends from principal collections, as a result, the capital resources of the Trust will continually decrease. As the capital resources decrease, the total cash inflows to the Trust will also decrease which will result in periodic adjustments to the quarterly dividends paid to investors.

      In addition to funding its quarterly dividends paid to investors the Trust has commitments to fund $4,631,000 on its PIMs and PIMIs. These commitments will be funded by cash on hand and future principal collections from the MBS, PIMs and PIMIs. If total cash inflows decrease, the Trust may need to make periodic adjustments to dividends paid to the investors in order to maintain sufficient liquidity.

      The Advisor of the Trust periodically reviews the dividend rate to determine whether an adjustment to the dividend rate is necessary based on projected future cash flows. Based on current projections, the Advisor believes the Trust can maintain the current dividend rate for the foreseeable future. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special distribution.

      For the first five years of the PIMs and PIMIs the borrowers are prohibited from repaying. For the second five years, the borrowers can repay the loans incurring a prepayment penalty for PIMs or paying all amounts due under the PIMIs and satisfying the required preferred return. The Trust has the option to call certain PIMs and all the PIMIs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

                                     (Amounts in thousands, except per Share amounts)
                                                          Three Months     Inception
                                                             Ended          Through
                                                            3/31/96         3/31/96
            Distributable Cash Flow (a):

            Net income                                     $ 3,975         $ 56,381

            Items providing or not requiring
             the use of operating funds:
                Loss on sale of MBS                            -              1,379
                Amortization of prepaid fees and
                 expenses and organization costs               516            4,242
                Additional loan interest and deferred          278            1,305

                Total Distributable Cash Flow ("DCF")      $ 4,769         $ 63,307

            DCF per Share based on Shares outstanding
             at March 31, 1996                             $   .26         $   3.45 (c)

            Dividends:
             Total dividends to Shareholders               $ 5,741 (b)     $101,162 (b)

             Average dividend per Share based on Shares
              outstanding at March 31, 1996                $   .32 (b)     $   5.51 (b)(c)


  (a) Distributable Cash Flow consists of income before amortization of prepaid fees and expenses and organization costs and before the effect of any gains or losses from the sale of assets and includes interest collections on Additional Loans.
  (b)  Includes an estimate of the May 1996 distribution.
  (c) Shareholders average per Share return of capital as of May 1996 is $2.06 [$5.51 - $3.45]. Return of capital represents that portion of dividends which is not funded from DCF, such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Assessment of Credit Risk

      The Partnership's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association ( FNMA ), the Federal Home Loan Mortgage Corporation ( FHLMC ), the Government National Mortgage Association ( GNMA ) and the United States Department of Housing and Urban Development ( HUD ) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

      FNMA is a federally chartered private corporation that guarantees obligations originated under its programs. However, obligations of FNMA are not backed by the U.S. Government. FNMA is one of the largest corporations in the United States and the Secretary of the Treasury of the United States has discretionary authority to lend up to $2.25 billion to FNMA at any time. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. HUD, an agency of the U.S. Government, insures the obligations originated under its programs which are backed by the full faith and credit of the U.S. Government.

      The Trust's Additional Loans have similar risks as those associated with higher risk debt instruments, including: reliance on the owner's operating skills and ability to maintain occupancy levels, control operating expenses, maintain properties and obtain adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

  Operations

      The following discussion relates  to the operations of the  Trust during
  the three  months ended  March 31, 1996  and 1995.   (Amounts in  thousands,
  except per Share amounts):

                                           Three Months Ended March 31,

                                           1996               1995

                                    Amount  Per Share  Amount   Per Share

   Interest income on PIMs and
   PIMIs:
    Base interest                   $3,495     $.19      $2,749    $.15
    Additional loan interest
     received including amounts
     deferred                          658      .03        677      .04
   Participation interest              379      .02        277      .01
   Interest income on MBS              833      .05      1,613      .09
   Interest income - other             147      .01        211      .01
   Trust expenses                     (743)    (.04)      (758)    (.04)

   DCF                               4,769      .26      4,769      .26

   Reconciliation to net income:
   Loss on sale of MBS                 -         -      (1,400)    (.08)
   Additional loan interest
   deferred                           (278)    (.02)      (268)    (.01)
   Amortization of prepaid fees
    and expenses and organization
    costs                             (516)    (.02)      (422)    (.02)


   Net income                       $3,975      .22     $2,679      .15

   Weight Average Shares
   Outstanding                          18,371,477          18,371,477


  The Trust's net income increased $1,296,000 during the first quarter of 1996 as compared to the first quarter of 1995 primarily because the Trust recognized a $1,400,000 loss on the sale of MBS in the first quarter of 1995. In April 1995, the Trust sold approximately $40 million of MBS and used the proceeds to fund the acquisition of PIMs and PIMIs. Interest income on MBS decreased $780,000 during the first quarter of 1996 versus the first quarter of 1995 due primarily to the sale of MBS. The Trust invested approximately $52.6 million in PIMs and PIMIs in 1995 having base interest rates ranging from 6.875% to 7.875% per annum, which increased base interest income on PIMs and PIMIs by $746,000 during the first three months of 1996 as compared to the first three months of 1995. Overall, total revenue did not change materially between the first quarter of 1996 and first quarter of 1995. The Trust experienced a $102,000 increase in participation interest income during the first three months of 1996 versus the corresponding period in 1995. Amortization of prepaid fees and expenses increased $94,000 in the first quarter of 1996 as compared to the first quarter of 1995, because the Trust began amortizing prepaid fees and expenses on newly acquired PIMs and PIMIs.

                        KRUPP GOVERNMENT INCOME TRUST II

                           PART II - OTHER INFORMATION


  Item 1.  Legal Proceedings
           Response:  None

  Item 2.  Changes in Securities
           Response:  None

  Item 3.  Defaults upon Senior Securities
           Response:  None

  Item 4.  Submission of Matters to a Vote of Security Holders
           Response:  None

  Item 5.  Other Information
           Response:  None

  Item 6.  Exhibits and Reports on Form 8-K
           Response:  None

                                    SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                 Krupp Government Income Trust II
                        (Registrant)



                              BY:  /s/Robert A. Barrows

                                   Robert A. Barrows
                                   Treasurer and Chief  Accounting Officer  of
                                   Krupp Government Income Trust II.






  DATE:  April 24, 1996