Form 10-Q
period 1996-06-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 1996-08-12
CIK 872467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    June 30, 1996

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


                         Part I.  FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS

  This Form  10-Q contains  forward-looking statements  within the meaning  of
  Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

                                   KRUPP GOVERNMENT INCOME TRUST II

                                            BALANCE SHEETS


                                                ASSETS

                                                                   June 30,     December 31,
                                                                     1996           1995
          Participating Insured Mortgage Investments
           ("PIMIs")(Note 2):
            Insured mortgages                                    $150,115,142   $150,448,995
            Additional loans                                       29,952,351     29,952,351
          Participating Insured Mortgages ("PIMs")
            (Note 2)                                               49,018,231     45,436,663
          Mortgage-Backed Securities and multi-family
            insured mortgage loan ( MBS")
            (Note 3)                                               42,450,107     48,851,858

                 Total mortgage investments                       271,535,831    274,689,867

          Cash and cash equivalents                                 9,748,862     11,675,494
          Prepaid acquisition fees and expenses, net of
           accumulated amortization of $3,716,829 and
           $2,922,496, respectively                                12,766,813     13,561,146
          Prepaid participation servicing fees, net of
           accumulated amortization of $994,578 and
           $761,220, respectively                                   4,499,969      4,733,327
          Interest receivable and other assets                      2,254,580      2,305,349

                 Total assets                                    $300,806,05    $306,965,183


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

          Deferred income on Additional Loans (Note 5)           $  1,304,338   $  1,026,622
          Other liabilities                                            21,774         20,576

                 Total liabilities                                  1,326,112      1,047,198

          Commitments (Note 2)

          Shareholders' equity (Note 4):
            Common stock, no par value; 25,000,000
             Shares authorized; 18,371,477 Shares
             issued and outstanding                               300,688,497    304,530,460

            Unrealized gain (loss) on MBS                          (1,208,554)     1,387,525

                 Total Shareholders' equity                       299,479,943    305,917,985

                 Total liabilities and Shareholders' equity      $300,806,055   $306,965,183

                                The accompanying notes are an integral
                                   part of the financial statements.


                                   KRUPP GOVERNMENT INCOME TRUST II

                                         STATEMENTS OF INCOME


                                              For the Three Months     For the Six Months
                                                  Ended June 30,          Ended June 30,

                                               1996         1995          1996         1995

           Revenues:
            Interest income - PIMs and
               PIMIs:
             Base interest                  $3,484,128  $2,958,096  $ 6,978,745  $ 5,707,388
             Additional loan interest          380,495     299,995      760,990      709,030
             Participation interest            100,745       -          479,982      277,123
            Interest income - MBS              782,112   1,222,393    1,615,212    2,835,756
            Interest income - other            136,600     352,660      283,541      563,365

               Total revenues                4,884,080   4,833,144   10,118,470   10,092,662

           Expenses:
            Asset management fee to an
             affiliate                         513,082     526,059    1,030,198    1,060,325
            Expense reimbursements to
             affiliates                         96,436     127,394      218,914      254,788
            Amortization of prepaid expenses
             and fees, and organization
              costs                            516,747     455,067    1,032,691      876,898
            General and administrative          92,581     122,487      196,430      219,435
            Loss on sale of MBS                   -        (20,926)        -       1,379,074

               Total expenses                1,218,846   1,210,081    2,478,233    3,790,520

           Net income                       $3,665,234  $3,623,063  $ 7,640,237  $ 6,302,142

           Earnings per share               $      .20  $      .19  $       .42  $       .34

           Weighted average shares
            outstanding                             18,371,477                 18,371,477

                              The accompanying notes are an integral
                                part of the financial statements.

                                 KRUPP GOVERNMENT INCOME TRUST II

                                     STATEMENTS OF CASH FLOWS



                                                                 For the Six Months
                                                                   Ended June 30,

                                                                  1996          1995

           Operating activities:
            Net income                                        $ 7,640,237   $ 6,302,142
            Adjustments to reconcile net income to net
             cash provided by operating activities:
              Loss on sale of MBS                                    -        1,379,074
              Premium amortization                                 94,754       150,736
              Amortization of prepaid expenses and fees,
               and organization costs                           1,032,691       876,898
              Changes in assets and liabilities:
                Decrease in interest receivable
                 and other assets                                  45,769       369,061
                Increase in other liabilities                       1,198        15,070

                  Net cash provided by operating
                   activities                                   8,814,649     9,092,981

           Investing activities:
            Investment in PIMs and Insured Mortgages           (4,018,711)  (19,334,046)
            Investment in Additional Loans                           -       (6,600,000)
            Investment in MBS                                    (591,600)        -
            Proceeds from the sale of MBS                            -       39,885,582
            Principal collections on MBS                        4,302,518     5,629,910
            Principal collections on PIMs                         770,996       609,607
            Increase in deferred income on Additional
             Loans                                                277,716       268,365

                  Net cash provided by investing
                    activities                                    740,919    20,459,418

           Financing activity:
            Dividends                                         (11,482,200)  (11,482,201)

           Net (decrease) increase in cash and cash
            equivalents                                        (1,926,632)   18,070,198


           Cash and cash equivalents, beginning of period      11,675,494    19,649,192

           Cash and cash equivalents, end of period           $ 9,748,862   $37,719,390

                                The accompanying notes are an integral
                                   part of the financial statements.


                        KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS



   1.  Accounting Policies

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor"), the Advisor to Krupp Government Income Trust II (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Trust.
       In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 1996, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

       The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.


   2.  PIMs and PIMIs

       At  June 30, 1996,  the Trust has  commitments to fund  approximately
       $2,809,000 on its  closed PIMs  and PIMIs.   These commitments will  be
       funded by cash on hand and future principal collections from the MBS, PIMs and insured mortgages.

       At June 30, 1996, the Partnership s PIMs and PIMIs have a fair value of approximately $217,233,000 and gross unrealized losses of approximately $11,852,000. The PIMs and PIMIs have maturities ranging from 2008 to 2036.


   3.  MBS

       At June 30, 1996, the Trust's MBS portfolio has an amortized cost of approximately $43,659,000 and gross unrealized gains and losses of approximately $77,000 and $1,286,000. The MBS portfolio has maturities ranging from 2008 to 2023.

       During May 1996, the Trust invested in a $591,600 face value Federal Housing Administration - insured first mortgage loan having an interest rate of 8.125% and maturing in 2031. The borrower may not prepay the first mortgage loan for a period of five years and thereafter may prepay the first mortgage loan subject to a 5% prepayment penalty that declines
   1% annually during the following five years. There is no prepayment penalty after the tenth year.





                    Continued


                      KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, Continued

   4.  Changes in Shareholder's Equity

       A summary of changes in Shareholders' equity for the six months ended June 30, 1996 is as follows:

                                                                                       Total
                                              Common      Retained     Unrealized  Shareholders'
                                               Stock      Earnings     Gain(Loss)     Equity

             Balance at December 31,
             1995                          $304,530,460  $    -       $ 1,387,525  $305,917,985

             Net income                          -         7,640,237        -         7,640,237

             Dividends                       (3,841,963)  (7,640,237)       -       (11,482,200)

             Change in unrealized
              gain on MBS                        -            -        (2,596,079)   (2,596,079)

             Balance at June 30, 1996      $300,688,497  $    -       $(1,208,554) $299,479,943

   .


   5. Related Party Transactions

              During each of the six month periods ended June 30, 1996 and 1995, the Trust received $147,761 of interest on an Additional Loan with an affiliate of the Advisor.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

      In addition to funding its quarterly dividends paid to investors the Trust has commitments to fund $2,809,000 on its PIMs and PIMIs. These commitments will be funded by cash on hand and future principal collections from the MBS, PIMs and PIMIs.

      The Advisor of the Trust periodically reviews the dividend rate to determine whether an adjustment to the dividend rate is necessary based on projected future cash flows. Based on current projections, the Advisor believes the Trust can maintain the current dividend rate for the foreseeable future. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may reinvest the available proceeds, adjust the dividend rate or distribute such funds through a special distribution.

      For the first five years of the PIMs and PIMIs the borrowers are prohibited from prepaying. For the second five years, the borrowers can prepay the loans incurring a prepayment penalty for PIMs or paying all amounts due under the PIMIs and satisfying the required preferred return. The Trust has the option to call certain PIMs and all the PIMIs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

                                          (Amounts in thousands, except per Share amounts)
                                                          Six Months       Inception
                                                             Ended          Through
                                                            6/30/96         6/30/96
             Distributable Cash Flow (a):

             Net income                                    $ 7,640         $ 60,046

             Items providing or not requiring
              the use of operating funds:
                Loss on sale of MBS                            -              1,379
                Amortization of prepaid fees and
                 expenses and organization costs             1,033            4,759

                Additional loan interest received
                 and deferred                                  278            1,305

                Total Distributable Cash Flow ("DCF")      $ 8,951         $ 67,489

             DCF per Share based on Shares outstanding
              at June 30, 1996                             $   .49         $   3.68 (c)

             Dividends:
              Total dividends to Shareholders              $11,482 (b)     $106,903 (b)

              Average dividend per Share based on Shares
               outstanding at June 30, 1996                $   .62 (b)     $   5.81 (b)(c)

   (a) Distributable Cash Flow consists of income before amortization of prepaid fees and expenses and organization costs and before the effect of any gains or losses from the sale of assets and includes interest collections on Additional Loans.
   (b)           Includes an estimate of the August 1996 distribution.
   (c)           Shareholders  average  per  Share  return  of  capital  as of
                 August 1996 is $2.13 [$5.81 - $3.68]. Return of capital represents that portion of dividends which is not funded from DCF, such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

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

   Operations

      The following discussion relates to the operations of the Trust during the three and six months ended June 30, 1996 and 1995.

                                        (Amounts in thousands, except per Share amounts):
                                 Three Months Ended June 30,        Six Months Ended June 30,
                                     1996             1995           1996              1995
                                          Per                              Per              Per Per
                                 Amount  Share   Amount  Share   Amount   Share    Amount  Share
       Interest income on PIMs
              and PIMIs:
         Base interest           $3,484  $ .19   $2,958  $ .16   $6,979   $ .38    $5,707  $ .31
         Additional loan
          interest                  381    .02      300    .01      761     .04       709    .04
         Participation interest     101    .01       -      -       480     .03       277    .01
       Interest income on MBS       782    .04    1,223    .06    1,615     .09     2,836    .15
       Other interest income        137    .01      352    .02      284     .02       563    .03
       Trust expenses              (703)  (.04)    (776)  (.03)  (1,446)   (.08)   (1,534)  (.07)
       Loss on sale of MBS           -      -        21     -       -        -     (1,379)  (.08)
       Amortization of prepaid
           fees and expenses       (517)  (.03)    (455)  (.03)  (1,033)   (.06)     (877)  (.05)

       Net income                 3,665    .20    3,623    .19    7,640     .42     6,302    .34

       Reconciliation to DCF:
         Loss on sale of MBS        -       -       (21)    -       -         -     1,379    .08
         Additional loan
          interest deferred         -       -        -      -       278      .01      268    .01
         Amortization of
          prepaid fees and
          expenses and
          organization
          costs                     517    .03      455    .03    1,033     .06       877    .05

       DCF                       $4,182  $ .23   $4,057  $ .22   $8,951   $ .49    $8,826  $ .48

       Weighted average
        Shares outstanding                       18,371,477                        18,371,477

   The Trust s net income increased $42,000 during the second quarter of 1996 as compared to the second quarter of 1995 due primarily to higher interest income. Interest income on PIMs and PIMIs increased $708,000 in the second quarter of 1996 as compared to the second quarter of 1995 due to the investments in PIMs in PIMIs made during 1995, which the Trust funded primarily with the proceeds from the sale of MBS. As a result of the sale of approximately $40 million of MBS in the second quarter of 1995, interest income on MBS declined during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Other interest income declined in 1996 as compared to 1995 due to lower cash balances available for short-term investment in 1996. Amortization expense increased in the second quarter of 1996 as compared to the second quarter of 1995, because the Trust began amortizing prepaid fees and expenses associated with newly acquired PIMs and PIMIs. However, the higher amortization expense was offset by lower Trust expenses resulting primarily from lower expense reimbursements to affiliates and general and administative expenses.

   The Trust s net income increased $1,338,000 for the six months ended June 30, 1996 as compared to the corresponding period in 1995, because in 1995 the Trust realized a $1,379,000 loss on the sale of MBS. Base interest on PIMs and PIMIs increased approximately $1,272,000 during the first half of 1996 as compared to the first half of 1995 as a result of investments in PIMs and insured mortgages made in 1995 of approximately $46 million with interest rates ranging from 6.875% to 7.875% per annum. The Trust also experienced a $203,000 increase in participation interest income during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Interest income on MBS decreased $1,221,000 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 as a result of the sale of approximately $40 million of MBS in April 1995. Other interest income declined approximately $279,000 during the first half of 1996 versus the first half of 1995 as a result of lower cash balances available for short-term investment. Amortization expense increased as the Trust began amortizing prepaid fees and expenses on newly acquired PIMs and PIMIs.

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






   DATE: August 5, 1996