Form 10-Q
period 1996-09-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 1996-11-05
CIK 872467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    September 30, 1996

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

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS


                                                ASSETS
                                                                 September 30,  December 31,

                                                                      1996          1995

          Participating Insured Mortgages Investments ("PIMIs")
            Insured mortgages(Note 2)                            $150,789,589   $150,448,995
            Additional loans                                       29,952,351     29,952,351
          Participating Insured Mortgages ("PIMs")(Note 2)         49,501,970     45,436,663
          Mortgage-Backed Securities and multi family
            insured mortgage loan("MBS")(Note 3)                   41,444,945     48,851,858
            Total mortgage investments                            271,688,855    274,689,867

          Cash and cash equivalents (Note 2)                        9,224,905     11,675,494
          Prepaid acquisition fees and expenses,
           net of accumulated amortization of $4,113,753
           and $2,922,496                                          12,369,889     13,561,146
          Prepaid participation servicing fees,
           net of accumulated amortization of $1,123,719
           and $761,220                                             4,370,828      4,733,327
          Interest receivable and other assets                      2,054,377      2,305,349
                 Total assets                                    $299,708,854   $306,965,183

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

          Deferred income on Additional Loans (Note 5)           $  1,608,977   $  1,026,622
          Other liabilities                                            19,370         20,576

                 Total liabilities                                  1,628,347      1,047,198
          Commitments (Note 2)

          Shareholders' equity: (Note 4)
            Common Stock, no par value; 25,000,000 shares
             authorized and 18,371,477 shares outstanding         298,653,573    304,530,460

            Unrealized gain (loss) on MBS                            (573,066)     1,387,525
                 Total Shareholders' equity                       298,080,507    305,917,985

                 Total liabilities and Shareholders'
                  equity                                         $299,708,854   $306,965,183



                                The accompanying notes are an integral
                                   part of the financial statements.


                                   KRUPP GOVERNMENT INCOME TRUST II

                                         STATEMENTS OF INCOME


                                               For the Three Months         For the Nine Months
                                               Ended September 30,          Ended September 30,

                                                1996         1995            1996         1995

          Revenues:
           Interest income - PIMs and PIMIs:
             Base interest                   $3,465,244   $3,274,486   $10,443,989     $ 8,981,874
          Additional loan interest              380,495      384,072     1,141,485      1,093,102
          Participation interest                212,316      145,072       692,298         422,195
          Interest income - MBS                 764,253      914,905     2,379,465       3,750,661
          Interest income - other               113,122      387,804       396,663         951,169
             Total revenues                   4,935,430    5,106,339    15,053,900      15,199,001

          Expenses:
           Asset management fee to
            an affiliate                        515,109      532,365     1,545,307       1,592,690
           Expense reimbursements to
            affiliates                          122,480      127,395       341,394         382,183
           Amortization of prepaid expenses,
            fees and organization costs         528,565      520,426     1,561,256       1,397,324
           General and administrative            63,099      100,199       259,529         319,634
          Loss on sale of MBS                     -            -             -           1,379,074

             Total expenses                   1,229,253    1,280,385     3,707,486       5,070,905
          Net income                         $3,706,177   $3,825,954   $11,346,414     $10,128,096

          Earnings per share                 $      .20   $      .21   $       .62     $       .55

          Weighted average shares
           outstanding                              18,371,477                 18,371,477

                                   The accompanying notes are an integral
                                     part of the financial statements.


                                     KRUPP GOVERNMENT INCOME TRUST II

                                         STATEMENTS OF CASH FLOWS


                                                                  For the Nine Months
                                                                  Ended September 30,

                                                                1996             1995

          Operating activities:
            Net income                                      $11,346,414      $10,128,096
            Adjustments to reconcile net income to net
             cash provided by operating activities:
            Loss on sale of MBS                                   -            1,379,074
            Premium amortization                                135,898          183,633
            Amortization of prepaid expenses and fees
             and organization costs                           1,561,256        1,397,324
            Changes in assets and liabilities:
             Decrease in interest receivable
              and other assets                                  243,472          630,493
             Increase (decrease) in other liabilities            (1,206)          20,921

                  Net cash provided by operating
                   activities                                13,285,834       13,739,541

          Investing activities:
            Investment in PIMs and Insured Mortgages         (5,615,879)     (41,924,001)
            Investment in Additional Loans                        -           (6,600,000)
            Investment in MBS                                  (591,600)          -
            Proceeds from the sale of MBS                         -           39,885,582
            Principal collections on MBS                      5,902,024        6,744,553

            Principal collections on PIMs                     1,209,978          934,436
            Increase in deferred income on Additional
             Loans                                              582,355          523,331

                  Net cash provided by (used for)
                    investing activities                      1,486,878         (436,099)

          Financing activity:
            Dividends                                       (17,223,301)     (17,223,303)

          Net decrease in cash and cash equivalents          (2,450,589)      (3,919,861)

          Cash and cash equivalents, beginning of period     11,675,494       19,649,192

          Cash and cash equivalents, end of period          $ 9,224,905      $15,729,331






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

         In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of only normal recurring accruals) necessary to fairly present the Trust's financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995.
         The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.   PIMs and PIMIs

         At September 30, 1996, the Partnership has a remaining commitment of approximately $1.2 million on The Fountains Apartments PIM ( The Fountains ). The Trust has sufficient cash reserves to fund this remaining commitment. During the nine months ended September 30,

         1996,  the Trust  funded the remaining  commitments on  the Norumbega
         Point insured mortgage and the Mill Ponds II Apartments PIM of $1,303,435 and $810,814, respectively, and funded $3,501,630 of its commitment on The Fountains.

         At September 30, 1996, the Partnership s PIMs and PIMIs have a fair value of $218,590,000 and gross unrealized losses of approximately $11,654,000. The PIMs and PIMIs have maturities ranging from 2008 to 2036.

  3.   MBS

         At September 30, 1996, the Trust's MBS portfolio has an amortized cost of $42,018,011 and gross unrealized gains and losses of approximately $202,607 and $775,673. The MBS portfolio has maturities ranging from 2008 to 2023.

         During May 1996, the Trust invested in a $591,600 face value Federal Housing Administration - insured first mortgage loan having an interest rate of 8.125% and maturing in 2031. The borrower may not prepay the first



                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, Continued


  3.   MBS, Continued

         mortgage loan  for a period of  five years and  thereafter may prepay
  the         first  mortgage loan  subject to  a 5%  prepayment penalty  that
  declines 1%       annually  during the following  five years.   There  is no
  prepayment        penalty after the tenth year.

  4.   Changes in Shareholders' Equity

       A summary of changes in shareholders' equity for the nine months ended September 30, 1996 is as follows:

                                                                                       Total
                                            Common        Retained     Unrealized  Shareholders'
                                             Stock        Earnings     Gain (Loss)    Equity

            Balance at December 31,
            1995                         $304,530,460  $     -        $ 1,387,525  $305,917,985

            Net income                         -         11,346,414         -        11,346,414

            Dividends                      (5,876,887)  (11,346,414)        -       (17,223,301)

            Change in unrealized
             gain on MBS                       -             -         (1,960,591)   (1,960,591)

            Balance at
            September 30, 1996           $298,653,573  $     -        $  (573,066) $298,080,507

  5.  Related Party Transactions

              During the three and nine months ended September 30, 1996, the Trust earned $147,761 and $295,522, respectively, of interest payments on Additional Loans with an affiliate of the Advisor, as compared to $147,761 and $295,522, respectively, during the three and nine months ended September 30, 1995.


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

      In addition to funding its quarterly dividends paid to investors the Trust has a remaining commitment of approximately $1.2 million on a PIM in the construction phase. The Trust has sufficient cash reserves to fund this commitment.

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

      For the first five years of the PIMs and PIMIs the borrowers are prohibited from prepaying. For the second five years, the borrowers can prepay the loans incurring a prepayment penalty for PIMs or paying all amounts due under the PIMIs and satisfying the required preferred return. The Trust has the option of calling certain PIMs and all the PIMIs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

           (In thousands, except per Share amounts)
                                                        Nine Months Ended    Inception through
                                                        September 30, 1996   September 30, 1996

          Distributable Cash Flow (a):
          Net income                                         $11,346            $ 63,752
          Items providing or not requiring
           the use of operating funds:

            Loss on sale of MBS                                 -                  1,379
            Amortization of prepaid fees and
             expenses and organization costs                   1,561               5,287
            Additional loan interest received and
            deferred                                             582               1,609

            Distributable Cash Flow ("DCF")                  $13,489            $ 72,027

          DCF per Share based on Shares
           outstanding at September 30, 1996                 $   .73            $   3.92 (c)
          Dividends:

           Total dividends to Shareholders                   $17,223 (b)        $112,644 (b)

           Average dividend per Share based
            on Shares outstanding at
            September 30, 1996                               $   .94            $   6.13 (c)

  (a) Distributable Cash Flow consists of income before amortization of prepaid fees and expenses and organization costs and before the effect of any gains or losses from the sale of assets and includes interest collections on Additional Loans.

  (b)            Includes an estimate of the November 1996 distribution.
  (c) Shareholders average per Share return of capital as of November 1996 is $2.21 [$6.13 - $3.92]. Return of capital represents that portion of dividends which is not funded from DCF, such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Assessment of Credit Risk

  The Trust's investments in mortgages, with the exception of the Additional Loans, are guaranteed or insured by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ( GNMA ) and the Department of Housing and Urban Development ("HUD"), and therefore, the certainty of the cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

  The Trust's Additional Loans have similar risks as those associated with conventional real estate lending, including: reliance on the owner's operating skills and ability to maintain occupancy levels, control operating expenses, maintain properties and obtain adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

  Operations

  The  following discussion relates to  the operations of the Trust during the
  three and  nine months  ended September  30, 1996  and 1995.   (Amounts  are
  stated in thousands, except per Share amounts):

                                Three Months Ended September 30,  Nine Months Ended September 30,
                                     1996            1995             1996            1995
                                          Per             Per              Per              Per
                                Amount   Share   Amount  Share    Amount  Share    Amount  Share
      Interest income on PIMs
       and PIMIs:
        Base interest           $3,465   $ .19   $3,275  $ .18   $ 10,444 $ .57  $ 8,982  $ .49
        Additional loan
         interest                  684     .04      639    .03      1,723   .09    1,616    .09
        Participation interest     212     .01      145    .01        692   .04      422    .02
      Interest income on MBS       764     .04      915    .05      2,379   .13    3,751    .20
      Other interest income        113     .01      388    .02        397   .02      951    .05
      Trust expenses              (700)   (.04)    (761)  (.04)    (2,146) (.12)  (2,295)  (.12)

      DCF                        4,538     .25    4,601    .25     13,489   .73   13,427    .73

      Reconciliation to
        net income:

      Loss on sale of MBS           -       -        -      -         -      -    (1,379)  (.08)
      Additional loan
         interest deferred        (304)   (.02)    (255)  (.01)      (582) (.03)    (523)  (.02)
      Amortization of prepaid
        fees and expenses and
        organization costs        (528)   (.03)    (520)  (.03)   (1,561) (.08)  (1,397)   (.08)

      Net income                $3,706   $ .20   $3,826  $ .21   $11,346  $.62   $10,128  $ .55


      Weighted average
       Shares                              18,371,477                        18,371,477

  The Trust s net income decreased $120,000 during the third quarter of 1996 as compared to the third quarter of 1995 due primarily to a $275,000 decrease in other interest income and a $151,000 decrease in interest income on MBS. The decline in other interest income resulted from lower cash balances available for short-term investment in 1996 versus 1995. Interest income on MBS decreased and will continue to decline as principal collections reduce the outstanding principal balance of the MBS portfolio. Base interest income on PIMs and PIMIs increased $190,000 during the three months ended September 30, 1996 as compared to the corresponding period in 1995 due primarily to the investments in PIMs and insured mortgages made in the fourth quarter of 1995 and during 1996. The Trust also experienced a $67,000 increase in participation interest income in the third quarter of 1996 as compared to the third quarter of 1995. Trust expenses decreased $61,000 during the three months ended September 30, 1996 versus the corresponding period in 1995 due primarily to lower general and administrative expenses and a decrease in asset management fees. Asset management fees will continue to decline as principal collections reduce the outstanding principal balance of the Trust s investments in mortgages.

  The Trust s net income increased $1,218,000 for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, due primarily to the recognition of a $1,379,000 loss on the sale of MBS in 1995. Base interest on PIMs and PIMIs increased approximately $1,462,000 during the nine months of 1996 as compared to the same period of 1995 as a result of investments in PIMs and insured mortgages made in 1995 of approximately $46 million with interest rates ranging from 6.875% to 7.875% per annum. The Trust also experienced a $270,000 increase in participation interest income during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Interest income on MBS decreased $1,372,000 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 due primarily to the sale of approximately $40 million of MBS in April 1995. Other interest income declined approximately $554,000 during the nine months of 1996 versus the same period of 1995 as a result of lower cash balances available for short-term investment. Amortization expense increased as the Trust began amortizing prepaid fees and expenses on newly acquired PIMs and PIMIs. However, the higher amortization expense was partially offset by lower expense reimbursements to affiliates and general and administrative expenses.


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



                 Krupp Government Income Trust II
                        (Registrant)


                              BY:  /s/Robert A. Barrows
                                   Robert A. Barrows

                                   Treasurer and Chief
                                   Accounting  Officer   of  Krupp  Government
                                   Income Trust II






  DATE:  October 28, 1996