Form 10-K
period 1996-12-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 1997-03-20
CIK 872467

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-K
   (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended       December 31, 1996


                                        OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from                  to


               Commission file number                0-20164
                         Krupp Government Income Trust II
              (Exact name of registrant as specified in its charter)

               Massachusetts                             04-3073045
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)               Identification No.)

   470 Atlantic Avenue, Boston, Massachusetts           02210
   (Address of principal executive offices)              (Zip Code)

   (Registrant's telephone number, including area code)    (617) 423-2233

   Securities registered pursuant to Section 12(b) of the Act:

               Title                         Name   of   Exchange   on   which
   Registered
   Shares of Beneficial Interest                      None

   Securities registered pursuant to Section 12(g) of the Act: None
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes   X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

   Aggregate market value  of voting securities  held by non-affiliates:   Not
   applicable.

   Documents incorporated by reference: see Part IV, Item 14

   The exhibit index is located on pages 11-21.



                                      PART I

   This Form 10-K  contains forward-looking statements  within the meaning  of
   Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

   ITEM 1.  BUSINESS

      Krupp Government Income Trust II (the "Trust") is a Massachusetts business trust which was formed on February 8, 1991 and is authorized to sell up to 25,000,000 shares of beneficial interest (the "Shares"). Berkshire Realty Advisors Limited Partnership acquired 10,000 of such Shares and 18,315,158 Shares were sold under the Trust's public offering for $365,686,058 net of purchase volume discounts of $617,102. On December 29, 1994, Berkshire Mortgage Advisors Limited Partnership acquired Berkshire Realty Advisors Limited Partnership's 10,000 shares and assumed the role of the Advisor to the Trust. Under the Dividend Reinvestment Plan ("DRP"), 46,319 Shares were sold for $880,061 (the remaining 6,572,204 Shares are available for general Trust purposes). See Note A of Notes to Financial Statements included in Appendix A of this report for additional information. The Trust has utilized the net proceeds from the public offering to acquire participating insured mortgages ("PIMs"), participating insured mortgage investments ("PIMIs") and mortgage-backed securities ("MBS"). The Trust considers itself to be engaged in only one industry segment, investment in mortgages.

      The Trust has elected to be treated as a real estate investment trust ("REIT"), under the Internal Revenue Code of 1986, as amended. The Trust shall terminate on December 31, 2030, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding shares entitled to vote thereon. See Note A of Notes to Financial Statements included in Appendix A of this report for additional information.

      The Trust's investments in PIMs on multi-family residential properties consist of a MBS or an insured mortgage loan (collectively, the "insured mortgage") guaranteed or insured as to principal and basic interest and a participation interest. The insured mortgages were issued or originated under or in connection with the housing programs of the Federal National Mortgage Association ("FNMA") or Federal Housing Administration ("FHA") under the authority of the Department of Housing and Urban Development ("HUD"). PIMs provide the Trust with monthly payments of principal and basic interest and may also provide for Trust participation in the current revenue stream and in the residual value, if any, from a sale or other realization of the underlying property. The borrower conveys these rights to the Trust through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

      The PIMIs consist of an insured mortgage, as discussed above, and an additional loan ("Additional Loan") to the borrower or owners of the borrower that increases the Trust's total financing with respect to that property and participation in cash generated by property operations and any appreciation in the value of the property. The participation features related to all PIMIs are neither insured nor guaranteed. Additional Loans associated with insured mortgages issued or originated under or in connection with HUD cannot, under government regulations, be collateralized by a mortgage on the underlying property. These Additional Loans are typically collateralized with collateral satisfactory to the Advisor, but are neither insured nor guaranteed. Additional Loans associated with FNMA insured mortgages are collateralized by a subordinated mortgage on the underlying property. The borrower conveys these rights to the Trust through a subordinated loan agreement. Under the Additional Loans, the Trust should receive semi-annual interest payments and a Preferred Return representing a non-compounded cumulative return on the outstanding indebtedness, usually the aggregate amount of the insured mortgage and Additional Loan.

      Prior to December 27, 1998 the Trust can reinvest principal proceeds received from its mortgage investments in new mortgages. Any reinvestment in mortgages will be based on management's evaluation of market conditions for mortgages. When the reinvestment period ends, the Trust will distribute proceeds from prepayments or other realizations of mortgage assets to investors either through quarterly distributions or possibly special distributions.

      The Trust also acquired MBS collateralized by single-family mortgage loans issued or originated by FNMA or the Federal Home Loan Mortgage Corporation ("FHLMC"). FNMA and FHLMC guarantee the principal and interest of the FNMA and FHLMC MBS, respectively.

      Although the Trust will terminate no later than December 31, 2030, management expects that the value of the PIMIs and PIMs generally will be realized by the Trust through repayment or sale as early as ten years from the dates of the closings of the permanent loans, and that the Trust may realize the value of all of its other investments within that time frame thereby resulting in a dissolution of the Trust significantly prior to December 31, 2030.

      The  requirements   for  compliance   with  federal,  state   and  local
   regulations to date have not had an adverse effect on the Trust's operations, and the Trust anticipates no adverse effect in the future.

      To qualify as a REIT for federal income tax purposes, the Trust made a valid election to be so treated and must continue to satisfy a range of complex requirements including criteria related to its ownership structure, the nature of its assets, the sources of its income and the amount of its distributions to shareholders. The Trust intends to qualify as a REIT in each year of operation, however, certain factors may have an adverse effect on the Trust's REIT status. If for any taxable year, the Trustees and the Advisor determine that any of the asset, income, or distribution tests are not likely to be satisfied, the Trust may be required to borrow money, dispose of mortgages or take other action to avoid loss of REIT status.

      Additionally, if the Trust does not qualify as a REIT for any taxable year, it will be subject to federal income tax as if it were a corporation and the shareholders will be taxed as shareholders of a corporation. If the Trust were taxed as a corporation, the payment of such tax by the Trust would substantially reduce the funds available for distribution to shareholders or for reinvestment. To the extent that distributions had been made in anticipation of the Trust's qualification as a REIT, the Trust might be required to borrow additional funds or to liquidate certain of its

                                       -3-
   investments in order to pay the applicable tax. Moreover, should the Trust's election to be taxed as a REIT be terminated or voluntarily revoked, the Trust may not be able to elect to be treated as a REIT for the following five-year period.

      As of December 31, 1996, there were no personnel directly employed by the Trust.

   ITEM 2.  PROPERTIES

      None.

   ITEM 3.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Trust is a party or to which any of its investments are subject to.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Currently there is no established public trading market for the Shares.

      The number of investors holding Shares as of December 31, 1996 was approximately 16,400.

      The Trust has and will continue to declare and pay dividends on a quarterly basis. The Trustees established a dividend rate per Share per quarter of $.3125 for 1996 and 1995.

   ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial information regarding the Trust's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Item 7 and Item 8, Appendix A of this report, respectively.

                                (Amounts in thousands, except for per Share
   amounts)

                                       1996       1995        1994       1993      1992

        Total revenues               $ 19,877   $ 20,033    $ 18,200   $ 15,867    $ 11,599

        Net income                   $ 14,999   $ 13,747    $ 13,882   $ 13,853    $ 10,485

        Net income per Share         $    .82   $    .75    $    .76   $    .75    $    .80

        Weighted average Shares
         outstanding                   18,371     18,371      18,371     18,364      13,117







        Total assets at December 31  $298,297   $306,965    $314,250   $322,855    $337,728

        Average dividends per Share  $   1.25   $   1.25    $   1.25   $   1.60    $   1.07

      The Trust began its public offering in 1991 and completed its public offering in 1993, therefore the Selected Financial Data for 1992 is not indicative of the Trust's future results and is not comparable with 1996, 1995, 1994 and 1993.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   Liquidity and Capital Resources

      At December 31, 1996, the Trust has significant liquidity consisting of cash and cash equivalents, of approximately $9 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

      The most significant demand on the Trust's liquidity are dividends paid to investors which currently approximate $22.9 million per year ($5.7 million per quarter). For 1996, the Trust declared an annual dividend of $1.25 per share, paid in quarterly installments of $.315 per share. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

      In addition to funding its quarterly dividends paid to investors the Trust has a remaining commitment of approximately $1.0 million on a PIM in the construction phase. The Trust has sufficient cash reserves to fund this commitment.

      The Advisor of the Trust periodically reviews the dividend rate to determine whether an adjustment to the dividend rate is necessary based on projected future cash flows. Based on current projections, the Advisor believes the Trust can maintain the current dividend rate for the foreseeable future. In general, the Advisor tries to set a dividend rate that provides for level quarterly distribution. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may reinvest the available proceeds, adjust the dividend rate or distribute such funds through a special distribution.

                                       -5-
      For the first five years of the PIMs and PIMIs the borrowers are prohibited from prepaying. For the second five years, the borrowers can prepay the loans incurring a prepayment penalty for PIMs or paying all amounts due under the PIMIs and satisfying the required preferred return. The Trust has the option of calling certain PIMs and all the PIMIs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

                                       (Amounts in thousands, except per Share amounts)
                                                          Year           Inception
                                                          Ended          Through
                                                         12/31/96        12/31/96
            Distributable Cash Flow (a):

            Net income                                   $14,999          $ 67,405
            Items not requiring the use of
             operating funds:

              Loss on sale of MBS                            -               1,379
              Amortization of prepaid fees and
               expenses and organization costs             2,095             5,821

              Additional Loan interest received
               and deferred                                  555             1,582

              Total Distributable Cash Flow ("DCF")      $17,649          $ 76,187

            DCF per Share based on Shares
             outstanding at December, 31 1996            $   .96          $   4.15(d)

            Dividends:

             Total dividends to Shareholders             $22,964(b)       $118,385(c)

             Average dividend per Share based
              on Shares outstanding at
              December 31, 1996                          $  1.25(b)       $   6.44(c)(d)

   (a) Distributable Cash Flow consists of income before amortization of prepaid fees and expenses and organization costs and includes interest collections on Additional Loans. The Trust believes Distributable Cash Flow is an appropriate supplemental measure of operating performance, however, it should not be considered as a substitute for net income as an indication of operating performance or cash flows as a measure of liquidity.

   (b) Represents all dividends paid in 1996 except the February 1996 dividend and includes an estimate of the dividend to be paid in February 1997.

   (c)        Includes an  estimate of the distribution to be paid in February
              1997.


                                       -6-

   (d) Shareholders average per Share return of capital on a cash basis as of February 1997 is $2.29 [$6.44 - $4.15]. Return of capital represents that portion of dividends which is not funded from DCF, such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

   Assessment of Credit Risk

      The Trust's investments in mortgages, with the exception of the Additional Loans, are guaranteed or insured by FNMA, FHLMC or HUD, and therefore, the risk of a material loss of amounts invested is remote. The certainty of principal on the Trust's investments primarily depends upon the creditworthiness of these entities.

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

      The Trust's Additional Loans have similar risks as those associated with conventional real estate lending, including: reliance on the owner's operating skills and their ability to maintain occupancy levels, including control of operating expenses, maintain properties and obtain adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

      The Trust includes in cash and cash equivalents approximately $2 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

            Operations
                                            (amounts inthousands, except per Shareamounts)
                                                          Year Ended December 31,

                                               1996                1995                1994

                                         Amount      Per
                                                    Share     Amount    Per
                                                                       Share    Amount      Per
                                                                                           Share

     Interest on PIMs:
      Base interest                     $13,952    $ .76    $12,371    $ .67   $ 8,225    $ .45
      Additional loan interest
       received                           2,077      .11      2,020      .11     1,281      .07
      Participation interest                768      .04        422      .02       130      .01
     Interest income on MBS               3,123      .17      4,616      .25     6,732      .37
     Interest income - other                512      .03      1,150      .06     2,313      .13

                                                  -7-

     Trust Expenses                      (2,783)    (.15)    (2,997)    (.15)   (2,895)    (.16)
     DCF                                 17,649      .96     17,582      .96    15,786      .87
     Reconciliation to net income:

     Loss on sale of MBS                    -         -      (1,379)    (.08)      -         -
     Additional loan interest deferred     (555)    (.03)      (546)    (.03)     (481)    (.03)
     Amortization of prepaid fees and
      expenses and organization costs    (2,095)    (.11)    (1,910)    (.10)   (1,423)    (.08)
     Net income                         $14,999    $ .82    $13,747    $.75    $13,882    $ .76
     Weight Average Shares Outstanding      18,371,477          18,371,477          18,371,477

   The net income of the Trust for 1996 increased as compared to 1995 and 1994, but did not change materially during 1995 as compared to 1994. There were significant changes in the mix of interest income from PIMs and PIMIs, MBS, cash and other short-term investments, as well as, increases in Trust expenses and amortization of prepaid fees and expenses and organization costs during each of the three years ended December 31, 1996, 1995 and 1994.

   During the three years ended December 31, 1996 the Trust's operations underwent significant changes as the Trust invested in PIMs and PIMIs. Interest income from PIMs and PIMIs increased by approximately $1,975,000 in 1996 as compared to 1995 and approximately $5,112,000 in 1995 as compared to 1994 due to significant investments in PIMs and PIMIs made during late 1994 and 1995.

   The Trust s total interest income for 1996 as compared to 1995 decreased by approximately $156,000, due to lower interest income on MBS and interest income other, which was partially offset by increases in interest income on PIMs. Interest income on PIMs increased due to additional investments in PIMs and PIMIs. Interest income-other and interest income on MBS decreased as the Trust used available cash to fund its commitments in PIMs and PIMIs, and funded a portion of its dividends with principal collections. To the extent the Trust uses principal collections to fund a portion of the dividend it will continue to reduce the income generating assets of the Trust, which could reduce interest income in the future.

   As a result of investments in PIMs and PIMIs, the Trust increased its total interest income by approximately $1,833,000 in 1995 over 1994. Total interest income improved in 1995 as compared to 1994, because the Trust's PIMs and PIMIs provided the Trust with higher interest rates than those available from short-term interest rates. Short-term interest rates ranged from 3% to 6% per annum during 1995 and 1994, while the Trust's PIMs and the PIM portion of its PIMIs have interest rates ranging from 6.5% to 7.875% per annum and the Additional Loans generally have interest rates of about 7% per annum. In addition during 1995 and 1994 the Trust had a substantial amount of available cash for short-term investing due to the significant prepayments of the mortgages underlying the MBS.

   Many of the properties had stable or improving performances in 1996. All but one of the underlying properties with stabilized operations had high average 1996 occupancies, generally between 90% and 100%. Windmill Lakes is located in a South Florida county that has seen a significant housing boom, both in newly constructed multifamily projects as well as single family development. Two other properties moved towards stabilized occupancy during 1996 after completing construction. Mill Pond II reached


                                       -8-
   95% by year-end, and Norumbega Point continued achieving steady increases in the initial lease-up of the assisted living community, reaching 85% by year-end. Two other recently completed properties, the Fountains Apartments and Rivergreens II Apartments, are facing more challenging lease-ups due to over saturated markets. Rental rate increases were achieved at more than half of the properties due to stable or improving markets or the unique character of the specific property.

   During the three years ended December 31, 1996, the Trust experienced increased participation income interest each year from its FNMA PIMIs. The Trust received participation income interest in 1996 of approximately $125,000, $103,000, $201,000, $179,000 and $75,000 from the Crossings
   Village, Martin's Landing, St. Germain, The Lakes and Windsor Lakes PIMIs, respectively, as compared to participation interest income of approximately $150,000, $59,000 and $131,000 from the Crossings Village, Martin's Landing and St. Germain Apartments PIMIs, respectively in 1995. Management expects the strong operating performances of Crossings Village, Martin's Landing, St. Germain, The Lakes and Windsor Lakes will continue and the Trust will continue to receive participation income interest. The Seasons, which was completely renovated in 1994 and 1995, performed very well during 1996 and, as a result, will pay participation income to the Trust in 1997.

      Trust expenses, exclusive of losses from the sale of MBS, decreased insignificantly in 1996 versus 1995 as a result of decreases in expenses reimbursements, lower asset management fees resulting from a declining asset base and reduced general and administrative expenses.

   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Appendix A to this report.

   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

      None.


                                     PART III

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information  as  to  the  Trustees  and  Executive   Officers  of  Krupp
   Government Income Trust II is as follows:

                                                      Position with Krupp
              Name and Age                            Government Income Trust II

              Douglas Krupp (50)                      Chairman  of  Board of  Trustees and
                                                      Trustee
              Laurence Gerber (40)                    President and Trustee
              Charles N. Goldberg (55)                Trustee
              E. Robert Roskind (51)                  Trustee
              J. Paul Finnegan (71)                   Trustee
              Robert A. Barrows (39)                  Treasurer and Chief Accounting Officer
              Scott D. Spelfogel (36)                 Clerk
              K. Scott Griggs (34)                    Assistant Clerk

                                                   -9-

             *Independent Trustee

          Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $3 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp serves as Chairman of the Board and a director of Berkshire Realty Company, Inc. (BRI-NYSE). Mr. Krupp also serves as Chairman of the Board and a Trustee of Krupp Government Income Trust.

          Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber serves as President and a Director of Berkshire Realty Company, Inc. (NYSE-BRI) and President and a Trustee of Krupp Government Income Trust.

          Charles N. Goldberg has been the Managing Partner of Goldberg Brown, Attorneys at Law in Houston, Texas since 1980. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas. Goldberg Brown specializes in the representation of lenders and developers in their acquisition, refinancing and disposition of property. He received a B.B.A. degree and J.D. degree from the University of Texas. Mr. Goldberg also serves as a Trustee of Krupp Government Income Trust and as a Director of Berkshire Realty Company, Inc. (NYSE-BRI).

          E. Robert Roskind is the Chairman and Co-Chief Executive Officer of Lexington Corporate Properties, a self administered REIT which owns 23 properties, each net leased to a single corporate tenant, and whose Shares are listed on the New York Stock Exchange. Mr. Roskind is also the Managing Partner of The LCP Group, a real estate investment firm based in New York, which has acquired on behalf of the partnerships sponsored by the firm over 400 properties throughout the United States. Most of such properties have been net leased to major U.S. corporations. The LCP Group is the successor to Lepercq Capital Partners and Lepercq Capital Corporation. Mr. Roskind in 1974 co-founded Lepercq Capital Corporation and served as its Chairman. Mr. Roskind is also Chairman of Net Lease Partners Realty Advisors, a registered pension fund advisor, which advises

                                       -10-
   pension funds with respect to the acquisition and subsequent management of properties net leased to major corporations. He is a graduate of the University of Pennsylvania and Columbia Law School and has been a member of the New York Bar since 1970. Mr. Roskind also serves as a Trustee of Krupp Government Income Trust and as a Director of Berkshire Realty Company, Inc. (NYSE-BRI).

          J. Paul Finnegan is a retired partner of Coopers & Lybrand where he specialized in tax matters. He retired in September 1987 and since then has been engaged in business as a consultant, a director and an arbitrator for the American Arbitration Association and the National Association of Securities Dealers, Inc. Mr. Finnegan is a graduate of Harvard College and Boston College Law School and is a Certified Public Accountant. Mr. Finnegan also serves as a Trustee of Krupp Government Income Trust and as a Director of Berkshire Realty Company, Inc. (NYSE-BRI). He is also a director at Scituate Federal Savings Bank.

          Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

          Scott D. Spelfogel is Senior Vice President and General Counsel to The Berkshire Group. He previously served as Vice President and Assistant General Counsel. Before joining the firm in November 1988, he was a litigator in private practice in Boston. He received a Bachelor of Science degree in Business Administration from Boston University, a Juris Doctor Degree from Syracuse University's College of Law, and a Master of Laws degree in Taxation from Boston University Law School. He is admitted to practice law in Massachusetts and New York, is a member of the American, Boston, Massachusetts and New York State bar


   associations, the American Corporate Counsel Association and the American Society of Corporate Secretaries and is a licensed real estate broker in Massachusetts.

          K.  Scott  Griggs is  the  Assistant  Clerk  of  the Trust  and  the
   Assistant General Counsel of The Berkshire Group. Before joining The Berkshire Group in March 1991, he served as counsel to The Fafard Companies, a construction and real estate firm in Greater Boston. He received a B.A. degree from Columbia University in 1984 and a J.D. degree from the Boston University School of Law in 1989. He is a member of the American Bar Association, Massachusetts Bar Association and the Boston Bar Association.

          In addition, the following are deemed to be Executive Officers of the registrant:

          George Krupp (age 52) is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management,

                                       -11-
   mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for more than $3 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Douglas Krupp is George Krupp's brother.

          Peter F. Donovan (age 43) is President of Berkshire Mortgage Finance and directs the underwriting, servicing and asset management of a $3.9 billion multi-family loan portfolio. Previously, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

   ITEM 11.  EXECUTIVE COMPENSATION

          Except for the Independent Trustees as described below, the Trustees and Officers of the Trust have not been and will not be compensated by the Trust for their services. However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

          Compensation of Trustees

          The Trust paid each of the Independent Trustees a fee of $25,000 in 1996.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of February 5, 1997, no person owned of record or was known by the Advisor to own beneficially more than 5% of the Trust's 18,371,477 outstanding Shares. The only Shares held by the Advisor or any of its affiliates consist of the original 10,000 Shares held by the Advisor.

            Class of        Name of Beneficial    Amount and Nature of     Percent
             Stock                 Owner          Beneficial Interest      of Class

            Shares of       Laurence Gerber
            Beneficial      470 Atlantic Avenue
            Interest        Boston, Ma. 02210     10,000 Shares*            ***

            Shares of       Douglas Krupp
            Beneficial      470 Atlantic Avenue
            Interest        Boston, Ma. 02210     10,000 Shares**           ***


            Shares of
            Beneficial
            Interest        All Directors and     10,000 Shares             ***
                            Officers

        Mr. Gerber is a beneficial owner of 10,000 shares held by Berkshire Mortgage Advisors Limited Partnership, the Advisor to the Company, by virtue of being the President of Berkshire Funding Corporation, the general

                                       -12-
   partner of Berkshire Mortgage Advisors Limited Partnership. In each case where Mr. Gerber is a beneficial owner of shares he has shared voting and investment powers and such shares are also beneficially owned by Mr. Krupp.

         Mr. Krupp is a beneficial owner of the 10,000 shares held by Berkshire Mortgage Advisors Limited Partnership, the Advisor to the Company, by virtue of being a director of Berkshire Funding Corporation, the general partner of Berkshire Mortgage Advisors Limited Partnership. In each case where Mr. Krupp is a beneficial owner of shares he has shared voting and investment powers and such shares are also beneficially owned by Mr. Gerber.

          The amount owned does not exceed one percent of the shares of beneficial interest of the Trust outstanding as of February 5, 1997.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Note G to Financial Statements included in Appendix A of this report.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)1. Financial Statements - see Index to Financial Statements and Supplementary Data included under Item 8, Appendix A, on page F-2 of this report.

          2. Financial Statement Schedules - see Index to Financial Statements and Supplementary Data included under Item 8, Appendix A, on page F-2 of this report. All schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

   (b)    Exhibits:

          Number and Description
          Under Regulation S-K

          The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

          (4) Instruments defining the rights of security holders including indentures:

               (4.1) Fourth Amended and Restated Declaration of Trust filed with The Massachusetts Secretary of State on September 25, 1991 [Included as Exhibit 4.8 to
                            Post-effective  Amendment  No.  1 to  Registrant's
                            Registration Statement on Form S-11 dated September 26, 1991 (File No. 33-39033)].*

               (4.2) Subscription Agreement Specimen [Included as Exhibit C to Prospectus included in Post-effective Amendment No. 1 to Registrant's Registration


                                       -13-

                            Statement on Form S-11 dated September 26, 1991 (File No. 33-39033)].*




          (10) Material Contracts

               (10.1) Advisory Services Agreement dated September 11, 1991 between Krupp Government Income Trust II and Berkshire Realty Advisors Limited Partnership (formerly known as Krupp Realty Advisors Limited Partnership)[Exhibit 10.1 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.2) Assignment and Assumption Agreement between Berkshire Realty Advisors Limited Partnership and Berkshire Mortgage Advisors Limited Partnership [Exhibit 10.2 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

                  Mequon Trails

               (10.3) Supplement to Prospectus dated January 1, 1993 for Federal National Mortgage Association pool number MX-073025 [Exhibit 19.1. to Registrant's Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-20164)].*

               (10.4) Subordinated promissory note dated December 21, 1992 by and between Mequon Trails Townhomes Limited Partnership and Krupp Government Income Trust II [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-20164)].*

               (10.5) Subordinate Multifamily Mortgage dated December 21, 1992 between Mequon Trails Townhomes Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.5 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.6) Subordination Agreement dated December 21, 1992 between Krupp Mortgage Company L.P., Krupp Government Income Trust II and Mequon Trails Townhomes Limited Partnership.[Exhibit 10.6 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  The Estates

               (10.7) Deed of Trust Note dated May 14, 1993 for The Estates [Exhibit 19.1 to Registrant's Report on Form 10-Q for the quarter ended June 30,

                                       -14-

                            1993.[Exhibit 10.7 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.8) Deed of Trust dated May 14, 1993 for The Estates Limited Partnership and Maryland National Mortgage Corporation.[Exhibit 10.8 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.9) Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated May 14, 1993 between The Estates Limited Partnership and Krupp Government Income Trust.[Exhibit 10.9 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.10) Subordinated Promissory Note, dated May 14, 1993, between Maryland National Mortgage Corporation and Krupp Government Income Trust.[Exhibit 10.10 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.11) Agreement re Subordinated Note dated September 16, 1993 between Krupp Mortgage Corporation and Krupp Government Income Trust II.[Exhibit 10.11 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.12) Participation Certificate dated May 14, 1993 by and between Maryland National Mortgage Corporation and Krupp Government Income Trust.[Exhibit 10.12 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.13) Participation and Servicing Agreement dated May 14, 1993 by and between Maryland National Mortgage Corporation and Krupp Government Income Trust II [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-20164)].*

                  The Seasons

               (10.14) Subordinated Promissory Note, dated September 16, 1993, between Maryland Associates Limited Partnership and Krupp Government Income Trust [Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-20164)].*

               (10.15) Additional Loan Agreement dated September 16, 1993 between the Krupp Company Limited Partnership-IV and Krupp Government Income Trust II [Exhibit 10.2 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (file No. 0-20164)].*

                                       -15-
               (10.16) Additional Loan Note dated September 16, 1993, between the Krupp Company Limited Partnership-IV and Krupp Government Income Trust II [Exhibit 10.3 to Registrant's Report on form 10-Q for the quarter ended September 30, 1993 (File No. 0-20164)].*

               (10.17) Participation and Servicing Agreement dated September 16, 1993 by and between Krupp Mortgage
                            Corporation and Krupp Government Income Trust-II [Exhibit 10.4 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993
                            (File No.0-20164)].*

               (10.18) Deed of Trust Note dated September 16, 1993 for Maryland Associates Limited Partnership and Krupp Mortgage Corporation [Exhibit 10.11 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.19) Assignment and Assumption Agreement dated September 16, 1993 between Krupp Government Income Trust II and Krupp Government Income Trust [Exhibit 10.12 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.20) Agreement re Subordinated Note dated September 16, 1993 between Krupp Mortgage Corporation and Krupp Government Income Trust II [Exhibit 10.13 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

                  Martin's Landing

               (10.21) Subordinated Loan Agreement, dated November 9, 1993, between TRC Realty Incorporated - ML, ML Associates Limited Partnership ("Borrower") and Krupp Government Income Trust II ("Holder") [Exhibit 10.9 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

               (10.22) Subordination Agreement dated November 9, 1993 between ML Associates, L.P., and Krupp Government Income Trust II.[Exhibit 10.22 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*


               (10.23) Assignment of Subordination Agreement dated November 9, 1993 from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between ML Associates, L.P., Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.23 to Registrant s report on Form


                                       -16-

                            10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.24) Supplement to Prospectus dated December 1, 1993 for Federal National Mortgage Association pool number MX - 073029.[Exhibit 10.24 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  Crossings Village

               (10.25) Subordinated Loan Agreement, dated September 28, 1993 between Crossings Village Westlake Associates ("Borrower") and Krupp Government Income Trust II ("Holder")[Exhibit 10.10 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

               (10.26) Subordinated Note dated September 28, 1993 between Crossings Village Westlake Associates and Krupp
                            Government Income Trust II [Exhibit 10.16 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.27) Subordination Agreement dated September 28, 1993 between Washington Capital DUS Inc., Crossings Village Westlake Associates and Krupp Government Income Trust II.[Exhibit 10.27 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  Norumbega Point

               (10.28) Subordinated Promissory Note, dated December 14, 1993 between Longa Vita Corporation ("Maker or Mortgagor") and Krupp Government Income Trust II ("Holder")[Exhibit 10.11 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

               (10.29) Additional Loan Note dated December 14, 1993 between Evelyn Insoft, Sidney Insoft, Richard Slifka, and Alfred A. Slifka ("Borrowers") and Krupp Government Income Trust II ("Holder") [Exhibit 10.12 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

               (10.30)      Participation   and   Servicing  Agreement   dated
                            December 14, 1993 by and between Cambridge Healthcare Funding, Inc. and Krupp Government Income Trust II.[Exhibit 10.30 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.31) Subordinated Multifamily Mortgage Assignment of Rents and Security Agreement dated December 14,
                                       -17-

                            1993 between Longa Vita Corp. and Krupp Government Income Trust II.[Exhibit 10.31 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.32) Additional Loan Agreement dated December 14, 1993 between the Evelyn Insoft, Sidney Insoft, Richard Slifka and Alfred A. Silfka, Longa Vita Corp. and Krupp Government Income Trust II.[Exhibit 10.32 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.33) Mortgage Note dated December 14, 1993 between Longa Vita Corp. and Cambridge Healthcare Funding, Inc.[Exhibit 10.33 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.34) Agreement re Subordinated Note dated December 14, 1993 between Cambridge Healthcare Funding, Inc. and Krupp Government Income Trust II.[Exhibit
                            10.34 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  Sunset Summit

               (10.35) Subordinated Loan Agreement dated November 24, 1993 between Sunset Summit Limited Partnership and Krupp Government Income Trust II [Exhibit 10.21 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.36) Subordinated Note dated November 24, 1993 between Sunset Summit Limited Partnership and Krupp Government Income Trust II [Exhibit 10.22 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.37) Subordination Agreement dated November 24, 1993 between BMFLP, Sunset Summit Limited Partnership and Krupp Government Income Trust II [Exhibit
                            10.23 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.38) Assignment of Subordination Agreement dated November 24, 1993 from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between Sunset Summit Limited Partnership, Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit 10.24 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.39) Subordinate Multifamily Mortgage Agreement dated November 24, 1993 between Sunset Summit Limited Partnership and Krupp Government Income Trust II
                                       -18-
                            [Exhibit 10.25 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.40) Supplement to Prospectus dated January 1, 1994 for Federal National Mortgage Association pool number MX - 073030 [Exhibit 10.26 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

                  Windsor Lake

               (10.41) Subordinated Loan Agreement dated June 16, 1994 between Cedar Lake L. P. and Krupp Government Income Trust II [Exhibit 10.27 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.42) Subordinate Note dated June 16, 1994 between Cedar Lake L. P. and Krupp Government Income Trust II [Exhibit 10.28 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.43) Subordination Agreement dated June 16, 1994 between Berkshire Mortgage Finance Limited Partnership, Cedar Lake L. P. and Krupp Government Income Trust II [Exhibit 10.29 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.44) Assignment of Subordination Agreement dated June 16, 1994 from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage
                            Association by and between, Cedar Lake L.P. and Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit 10.30 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.45) Subordinate Multifamily Deed to Secure Debt Agreement dated June 16, 1994 between Cedar Lake L.P. and Krupp Government Income Trust II [Exhibit
                            10.31 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.46) Supplement to Prospectus dated October 1, 1994 for Federal National Mortgage Association pool number MX - 073039 [Exhibit 10.32 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

                  Oasis at Springtree

               (10.47) Subordinate Note dated June 16, 1994 between Oasis at Springtree, Inc. and Krupp Government Income Trust II [Exhibit 10.33 to Registrant's report on
                                       -19-
                            Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*


               (10.48) Subordinated Loan Agreement dated August 11, 1994 between Joseph Kodsi and Albert Kodsi, Oasis at Springtree, Inc., and Krupp Government Income Trust II.[Exhibit 10.48 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.49) Subordination Agreement dated August 11, 1994 between Berkshire Mortgage Finance Limited Partnership, Oasis at Springtree, Inc. and Krupp
                            Government Income Trust II.[Exhibit 10.49 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File. No 0-20164)].*

               (10.50) Assignment of Subordination Agreement dated August 11, 1994 for Berkshire Mortgage Finance Limited Partnership with Federal National Mortgage Association by and between Oasis at Springtree, Inc., Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.50 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.51) Subordinated Multifamily Mortgage Assignment of Rents and Security Agreement dated August 11, 1994 between Oasis at Springtree, Inc. and Krupp Government Income Trust II.[Exhibit 10.51 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.52) Supplement to Prospectus dated January 1, 1994 for Federal National Mortgage Association pool number MX - 073043.[Exhibit 10.52 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  St Germain

               (10.53) Supplement to Prospectus dated April 1, 1994 for Federal National Mortgage Association pool number MX - 073031 [Exhibit 10.34 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.54) Subordinated Loan Agreement dated November 24, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II [Exhibit
                            10.35 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.55) Subordinate Note dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp
                                       -20-
                            Government Income Trust II.[Exhibit 10.55 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.56) Multifamily Mortgage Assignment of Rents and Security Agreement dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.56 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.57) Subordination Agreement dated December 17, 1993 between Berkshire Mortgage Finance Limited Partnership, Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit
                            10.57 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.58) Supplement to Prospectus dated April 1, 1994 for Federal National Mortgage Association pool number MX - 073032 [Exhibit 10.36 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.59) Subordinated Loan Agreement dated November 24, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II [Exhibit
                            10.37 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.60) Subordinated Note dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp
                            Government Income Trust II.[Exhibit 10.60 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.61) Multifamily Mortgage Assignment of Rents and Security Agreement dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp
                            Government Income Trust II.[Exhibit 10.61 to Registrant s report form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.62) Subordination Agreement dated December 17, 1993 between Berkshire Mortgage Finance Limited Partnership, Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit
                            10.62 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.63) Supplement to Prospectus dated April 1, 1994 for Federal National Mortgage Association pool number MX - 073033 [Exhibit 10.38 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*


                                       -21-

               (10.64) Subordinated Loan Agreement dated November 24, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II [Exhibit
                            10.39 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.65) Subordinated Note dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp
                            Government Income Trust II.[Exhibit 10.65 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.66) Multifamily Mortgage Assignment of Rents and Security Agreement dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp
                            Government Income Trust II.[Exhibit 10.66 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.67) Subordination Agreement dated December 17, 1993 between Berkshire Mortgage Finance Limited Partnership, Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit
                            10.67 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.68) Supplement to Prospectus dated April 1, 1994 for Federal National Mortgage Association pool number MX - 073034 [Exhibit 10.40 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.69) Subordinated Loan Agreement dated November 24, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II [Exhibit
                            10.41 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.70) Subordinated Note dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp
                            Government Income Trust II.[Exhibit 10.70 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.71) Multifamily Mortgage Assignment of Rents and Security Agreement dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp
                            Government Income Trust II.[Exhibit 10.71 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.72) Subordination Agreement dated December 17, 1993 between Berkshire Mortgage Finance Limited Partnership, Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit


                                       -22-
                            10.72 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  The Willows

               (10.73) Subordinated Loan Agreement dated November 9, 1994 between Mark Odell, Phyllis Odell, CPM Realty, CPM Properties Limited Partnership, and CPM Willows, L.P. and Krupp Government Income Trust II.[Exhibit
                            10.73 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.74) Subordinate Note dated November 9, 1994 between CPM Willows, L.P. and Krupp Government Income Trust II.[Exhibit 10.74 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.75) Subordinated Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated November 9, 1994 between CPM Willows, L.P. and Krupp Government Income Trust II.[Exhibit 10.75 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.76) Subordination Agreement dated November 9, 1994 between Berkshire Mortgage Finance Limited Partnership, CPM Willows, L.P. and Krupp Government Income Trust II.[Exhibit 10.76 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*


               (10.77) Assignment of Subordination Agreement dated November 9, 1994 from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between CPM Willows, L.P., Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.77 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.78) Supplement to Prospectus dated January 1, 1994 for Federal National Mortgage Association pool number MX - 073057 [Exhibit 10.42 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

                  Windmill Lakes

               (10.79) Subordinated Loan Agreement dated February 3, 1995 between Robert B. Kramer and Rose Berger, Windmill Lakes, Inc., and Krupp Government Income Trust II [Exhibit 10.1 to Registrant's report on


                                       -23-

                            Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.80) Subordinate Note dated February 3, 1995 between Windmill Lakes, Inc., and Krupp Government Income Trust II [Exhibit 10.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.81) Subordinate Multifamily Mortgage Agreement dated February 3, 1995 between Windmill Lakes, Inc., and Krupp Government Income Trust II [Exhibit 10.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.82) Subordination Agreement dated February 3, 1995 by and among Green Park Financial Limited Partnership, Krupp Government Income Trust II and Windmill Lakes, Inc. [Exhibit 10.4 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

                  The Lakes

               (10.83) Subordinated Loan Agreement dated June 29, 1995, between Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.5 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.84) Subordinate Note dated June 29, 1995, between Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.6 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.85) Subordinate Multifamily Mortgage to Secure Debt Agreement dated June 29, 1995, between Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.7 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.86) Subordination Agreement dated June 29, 1995, between Berkshire Mortgage Finance Limited Partnership, Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.8 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*



               (10.87) Assignment of Subordination Agreement dated June 29, 1995, from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between, Lake Associates, L.P.

                                       -24-
                            and Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit 10.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.88) Supplement to Prospectus dated November 1, 1994 for Federal National Mortgage Association pool number MX - 073149 [Exhibit 10.10 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

                  The Fountains

               (10.89) Subordinated Promissory Note dated April 24, 1995 between CSM Fountains Limited Partnership and Krupp Government Income Trust II [Exhibit 10.11 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.90) Agreement Re: Subordinated Note dated April 24, 1995 between Berkshire Mortgage Finance Corporation and Krupp Government Income Trust II [Exhibit 10.12 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.91) Subordinated Multifamily Mortgage Assignment of Rents and Security Agreement dated April 24, 1995 between CSM Fountains Limited Partnership and Krupp Government Income Trust II [Exhibit 10.13 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

                  Falls at Hunter Pointe

               (10.92) Additional Loan Note dated August 5, 1993 between Goulding L. Stoddard ("Borrower") and Krupp Government Income Trust ("Holder").[Exhibit 10.92 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.93) Additional Loan Agreement dated August 5, 1993 between Goulding L. Stoddard ("Borrower") and Krupp Government Income Trust("Holder").[Exhibit
                            10.93 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.94) Subordinated Promissory Note, dated August 4, 1993 between Hunters Pointe Associates, Ltd. ("Maker" or "Mortgagor") and Krupp Government Income Trust ("Holder").[Exhibit 10.94 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*



                                       -25-
               (10.95) Agreement re Subordinated Note dated August 5, 1993 between TRI Capital Corporation and Krupp Government Income Trust.[Exhibit 10.95 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.96) Subordinated Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 5, 1993 between Hunters Pointe Associates, Ltd. and Krupp Government Income Trust.[Exhibit 10.96 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*



               (10.97) Participation and Servicing Agreement dated August 5, 1993 by and between TRI Capital Corporation and Krupp Government Income Trust.[Exhibit 10.97 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  Rivergreens Apartments

               (10.98) Mortgage Note dated August 19, 1993 between Rivergreens Associates II Limited Partnership and
                            Krupp        Mortgage       Company        Limited
                            Partnership.[Exhibit 10.98 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.99) Subordinated Promissory Note, dated August 19, 1993, between Rivergreens Associates II Limited
                            Partnership  and  Krupp         Government  Income
                            Trust.[Exhibit 10.99 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.100) Subordinated Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 19, 1993 between Rivergreens Associates II Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.100 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  Mill Pond II Apartments

               (10.101) Mortgage Note dated July 26, 1994 for Mill Pond II Limited Partnership and Krupp Mortgage Company Limited Partnership.[Exhibit 10.101 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.102) Multifamily Subordinated Mortgage, Assignment of Rents and Security Agreement dated July 26, 1994 between Mill Pond II Limited Partnership and

                                       -26-
                            Krupp Government Income Trust II.[Exhibit 10.102 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.103) Subordinated Promissory Note, dated July 26, 1994, between Mill Pond II Limited Partnership and Krupp Government Income Trust.[Exhibit 10.103 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.104) Agreement re Subordinated Note dated July 26, 1994, between Berkshire Mortgage Finance Corporation and Krupp Government Income Trust.[Exhibit 10.104 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               * Incorporated by reference


   (c)    Reports on Form 8-K

               The Trust did not file any reports on Form 8-K during the quarter ended December 31, 1996.

































                                       -27-

                                    SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 1997.

                            KRUPP GOVERNMENT INCOME TRUST II




                            By: /s/ Douglas Krupp
                                              Doorge Krupp, Chairman of Board
                                              of Trustees and a Trustee of
                                              Krupp Government Income Trust II

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 11th day of March, 1997.

               Signatures   Title(s)


   /s/ Douglas Krupp        Chairman  of  Board of  Trustees and a
   Douglas Krupp            Trustee of Krupp Government Income Trust II


   /s/ Laurence Gerber      President and a Trustee of Krupp
   Laurence Gerber          Government Income Trust II


   /s/ Robert A. Barrows    Vice President  and Treasurer of Krupp
   Robert A. Barrows        Government Income Trust II


   /s/ Charles N. Goldberg  Trustee   of  Krupp   Government Income Trust II
   Charles N. Goldberg


   /s/ E. Robert Roskind    Trustee   of  Krupp   Government Income Trust II
   E. Robert Roskind


   /s/ J. Paul Finnegan     Trustee   of   Krupp  Government Income Trust II
   J. Paul Finnegan






                                       -28-

                                    APPENDIX A

                         KRUPP GOVERNMENT INCOME TRUST II



                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1996


                                                  F-1








                         KRUPP GOVERNMENT INCOME TRUST II

               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






   Report of Independent Accountants                                       F-3


   Balance Sheets at December 31, 1996 and 1995                            F-4


   Statements of Income for the Years Ended December 31, 1996, 1995
    and 1994                                                               F-5


   Statements of Changes in Shareholders' Equity for the Years
    Ended December 31, 1996, 1995 and 1994                                 F-6


   Statements of Cash Flows for the Years Ended December 31, 1996,
    1995 and 1994                                                          F-7


   Notes to Financial Statements                                    F-8 - F-19

   Supplementary Data - Selected Quarterly Financial Data (Unaudited)     F-20



   All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS







   To the Shareholders of
   Krupp Government Income Trust II:

          We have audited the financial statements of Krupp Government Income Trust II (the "Trust") listed in the index on page F-2 of this Form 10-K. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Government Income Trust II as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.







   Boston, Massachusetts
   February 27, 1997

                                   KRUPP GOVERNMENT INCOME TRUST II

                                            BALANCE SHEETS

                                      December 31, 1996 and 1995


                                                ASSETS

                                                               1996           1995

            Participating Insured Mortgage Investments
             ("PIMIs")(Notes B, C and I):
              Insured mortgages                             $150,454,030   $150,448,995
              Additional loans                                29,952,351     29,952,351
            Participating Insured Mortgages ("PIMs")
              (Notes B, D and I)                              49,622,337     45,436,663
            Mortgage-Backed Securities ("MBS")
              (Notes B, E and I)                              40,581,650     48,851,858

                    Total mortgage investments               270,610,368    274,689,867

            Cash and cash equivalents (Notes B and I)          9,214,592     11,675,494
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $4,510,838 and
             $2,922,496 (Note B)                              11,972,804     13,561,146
            Prepaid participation servicing fees, net of
             accumulated amortization of $1,260,283 and
             $761,220 (Note B)                                 4,234,264      4,733,327
            Interest receivable and other assets               2,264,687      2,305,349

                    Total assets                            $298,296,715   $306,965,183

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

            Deferred income on Additional Loans (Note B)    $  1,582,054   $  1,026,622
            Other liabilities                                     27,085         20,576

                    Total liabilities                          1,609,139      1,047,198

            Commitments (Notes C, D and I)

            Shareholders' equity (Notes A and F):
              Common stock, no par value; 25,000,000
               Shares authorized; 18,371,477 Shares
               issued and outstanding                        296,565,241    304,530,460

              Unrealized gain on MBS (Note B)                    122,335      1,387,525
                                                                           T  o  t  a  l
            Shareholders' equity                             296,687,576    305,917,985

                    Total liabilities and Shareholders'
                     equity                                 $298,296,715   $306,965,183



                                                  F-4

                                The accompanying notes are an integral
                                   part of the financial statements.




                                                  F-5







                                   KRUPP GOVERNMENT INCOME TRUST II

                                         STATEMENTS OF INCOME

                         For the Years Ended December 31, 1996, 1995 and 1994


                                                      1996         1995          1994

            Revenues:
              Interest income - PIMs and PIMIs:
                Base interest                     $13,952,237  $12,371,386   $ 8,224,581
                Additional Loan interest            1,521,980    1,473,597       800,128
                Participation interest                767,747      422,195       129,815
              Interest income - MBS                 3,122,508    4,615,991     6,731,862
              Interest income - other                 512,459    1,149,519     2,313,327

                  Total revenues                   19,876,931   20,032,688    18,199,713

            Expenses:
              Asset management fee to an
               affiliate (Note G)                   2,056,861    2,121,271     1,967,149
              Expense reimbursements to
               affiliates (Note G)                    391,260      484,718       535,024
              Amortization of prepaid expenses,
               fees and organization costs          2,094,905    1,909,898     1,423,235
              General and administrative              334,723      391,013       392,536
              Loss on sale of MBS                      -         1,379,074        -

                  Total expenses                    4,877,749    6,285,974     4,317,944

            Net income (Notes B and H)            $14,999,182  $13,746,714   $13,881,769

            Earnings per share                    $       .82  $       .75   $       .76

            Weighted average shares
              outstanding                          18,371,477   18,371,477    18,371,477




                                                  F-6


                                The accompanying notes are an integral
                                   part of the financial statements.



                                                 F-7







                                       KRUPP GOVERNMENT INCOME TRUST II

                                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             For the Years Ended December 31, 1996, 1995 and 1994


                                                                                      Total
                                                        Retained    Unrealized     Shareholders'
                                       Common Stock     Earnings    Gain on MBS       Equity

      Balance at December 31, 1993     $322,830,753   $    -        $     -        $322,830,753

      Dividends                          (9,082,603)  (13,881,769)        -         (22,964,372)

      Net income                            -          13,881,769         -          13,881,769

      Balance at December 31, 1994      313,748,150        -              -         313,748,150

      Dividends                          (9,217,690)  (13,746,714)        -         (22,964,404)

      Net income                             -         13,746,714         -          13,746,714

      Change in unrealized gain on MBS       -              -          1,387,525      1,387,525

      Balance at December 31, 1995      304,530,460         -          1,387,525    305,917,985

      Dividends (Notes F and H)          (7,965,219)  (14,999,182)        -         (22,964,401)

      Net income (Note H)                    -         14,999,182         -          14,999,182

      Change in unrealized gain on MBS       -              -         (1,265,190)    (1,265,190)

      Balance at December 31, 1996     $296,565,241   $     -       $    122,335   $296,687,576


      Shared issued  and outstanding  for each  of the three  years ended  December 31,  1996 are
      18,371,477


                                                 F-8

                                 The accompanying notes are an integral
                                   part of the financial statements.



                                                 F-9







                                 KRUPP GOVERNMENT INCOME TRUST II

                                     STATEMENTS OF CASH FLOWS

                        For the Year Ended December 31, 1996, 1995 and 1994


                                                     1996           1995            1994

      Operating activities:
       Net income                                $ 14,999,182    $ 13,746,714   $ 13,881,769
       Adjustments to reconcile net income
        to net cash provided by operating
        activities:
        Loss on sale of MBS                            -            1,379,074         -
        Premium amortization                          169,589         232,104      1,239,959
        Amortization of prepaid expenses,
        fees and organization costs                 2,094,905       1,909,898      1,423,235
        Changes in assets and liabilities:
         Decrease (increase) in interest
            receivable and other assets                33,162         253,750       (489,633)
         Increase(decrease) in other
          liabilities                                   6,509            (967)        (2,914)

         Net cash provided by
          operating activities                     17,303,347      17,520,573     16,052,416

      Investing activities:
       Investment in PIMs                          (5,824,611)    (46,065,971)   (70,099,423)
       Investment in Additional Loans                  -           (6,600,000)    (5,090,000)
       Decrease in other investments                   -               -          29,912,892
       Proceeds from sale of MBS                       -           39,885,582         -
       Principal collections on MBS                 7,427,029       8,404,511     35,403,776
       Principal collections on PIMs                1,633,902       1,299,930        781,047
       Acquisition of MBS                            (591,600)         -              -
       Increase in deferred income on
         Additional Loans                             555,432         546,081        480,541
       Increase in prepaid expenses                    -               -            (445,678)

         Net cash provided by (used
            for) investing activities               3,200,152     ( 2,529,867)    (9,056,845)

      Financing activity:
       Dividends                                  (22,964,401)    (22,964,404)   (22,964,372)

      Net decrease in cash and cash
       equivalents                                 (2,460,902)     (7,973,698)   (15,968,801)

      Cash and cash equivalents, beginning
       of period                                   11,675,494      19,649,192     35,617,993

      Cash and cash equivalents, end of
       period                                    $  9,214,592    $ 11,675,494   $ 19,649,192



                                                  F-10

                                 The accompanying notes are an integral
                                   part of the financial statements.

                         KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS


   A.  Organization

       Krupp Government Income Trust II (the "Trust") was formed on February 8, 1991 by filing a Declaration of Trust in The Commonwealth of Massachusetts. The Trust is authorized to sell and issue not more than 25,000,000 shares of beneficial interest (the "Shares"). Berkshire Realty Advisors Limited Partnership acquired 10,000 of such Shares for $200,000 and 18,315,158 Shares were sold for $365,686,058 net of purchase volume discounts of $617,102 under a public offering which commenced on September 11, 1991 and was completed on February 12, 1993. Under the Dividend Reinvestment Plan ("DRP"), 46,319 Shares were sold for $880,061. The Trust shall terminate on December 31, 2030, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon. On December 29, 1994, Berkshire Mortgage Advisors Limited Partnership acquired Berkshire Realty Advisors Limited Partnership's 10,000 Shares and assumed the role of the Advisor to the Trust.

       The Trustees of the Trust desire that the Trust qualify as a real estate investment trust ("REIT"), under the REIT Provisions of the Internal Revenue Code of 1986 (the "Code") as amended. To continue to qualify as a REIT for federal income tax purposes, the Trust must continually satisfy a range of complex requirements which require the Trust to meet certain criteria concerning, among other things, its share of ownership, the nature of its assets, the source of its income and the amount of its distributions to shareholders. An election continues in effect until voluntarily revoked or automatically terminated by the Trust's failure to qualify as a REIT for a taxable year. The Trust was organized and intends to conduct its operations to enable it to qualify as a REIT under the Code. However, should the Trust not qualify as a REIT in any taxable year, it would be taxed as a corporation and the distributions to shareholders would be taxed as dividends to the shareholders of the corporation.

   B.  Significant Accounting Policies

       The  Trust  uses  the   following  accounting  policies  for  financial
       reporting purposes:

         MBS

         At December 31, 1995, the Trust in accordance with the Financial Accounting Standards Board's Special Report on Statement 115, "Accounting for Certain Investments in Debt and Equity Securities", reclassified its MBS portfolio from held-to-maturity to available-for-sale. The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. Prior to December 31, 1995, the Trust carried its MBS portfolio at amortized cost. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

         PIMs and PIMIs

                         KRUPP GOVERNMENT INCOME TRUST II

         The Trust carries its investments in PIMs and PIMIs (consisting of an insured mortgage and Additional Loan) at amortized cost as it has the ability and intention to hold these investments. Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") insured mortgage (less the servicer's fee) or the stated coupon rate of the Federal National Mortgage Association ("FNMA") MBS. The Trust recognizes interest related to the


                                    Continued
   B.  Significant Accounting Policies, Continued

         PIMs and PIMIs, Continued

         participation features as earned and when it deems these amounts to be collectible. The Trust defers the recognition of Additional Loan
         interest payments as income to the  extent   these  interest  payments
         are  from  escrows
                 established with the proceeds of the Additional Loan. When the properties underlying the PIMIs generate sufficient cash flow from operations to make the required interest payments
                 under  the   Additional  Loans,   the  Trust  will   commence
                 amortizing the deferred interest payments into income over the remaining term of the Additional Loan.

         Cash Equivalents

         The Trust includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Trust invests its cash primarily in deposits and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

         Prepaid Expenses and Fees

         Prepaid expenses and fees represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs and PIMIs. The Trust amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated call date of the underlying mortgage. Acquisition fees and expenses incurred on potential acquisitions which were not consummated were charged to operations.

         The prepaid participation servicing fees are amortized using a method that approximates the effective interest method over a ten year period beginning at final endorsement of the loan if a HUD-insured loan and at closing if a FNMA loan.
         Income Taxes

         The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and believes it will continue to meet all such qualifications. Accordingly, the Trust will not be subject to federal

                         KRUPP GOVERNMENT INCOME TRUST II
         income taxes on amounts distributed to shareholders provided it distributes annually at least 95% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Therefore, no provision for federal income taxes has been recorded in the financial statements.
         Estimates and Assumptions

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Actual results could differ from those estimates.


                                    Continued
   C.  PIMIs

       The Trust has investments in twelve PIMIs that provide financing primarily for multi-family housing. Each PIMI consists of a FNMA MBS or a sole participation interest in a HUD-insured first mortgage loan originated under the FHA lending program (collectively, the "insured mortgages") and an "Additional Loan" made to the borrower or the owners of the borrower to provide additional funds for the construction or permanent financing of the property. The FHA first mortgage loan and the first mortgage underlying the FNMA MBS provide the borrower (usually a limited partnership) with a below market interest rate loan, and in return, the Trust receives a percentage of the cash generated from the property operations ( Participating Income Interest ) and a percentage of any appreciation of the underlying property to a preferred return, then a percentage of any appreciation thereafter
       ( Participating     Appreciation    Interest )     (collectively    the
        Participation  Interest ).    The borrower  conveys  the participation
       features to  the  Trust  through  a subordinated  promissory  note  and mortgage or a subordinate loan agreement (collectively the "Agreements"). The Trust makes the Additional Loan under the FNMA PIMIs directly to the borrower of the first mortgage loan underlying the FNMA MBS, and the borrower collateralizes the Additional Loan with a subordinated mortgage on the property. The owners' of the borrower also pledge their ownership interests in the borrower as additional collateral. The Trust made the Additional Loans of the FHA PIMIs to the owners of the entity having the FHA first mortgage loan, and the owners collateralize the Additional Loan by pledging their ownership interests in the borrowing entity, their share of any distributions received, and the proceeds realized upon the refinancing of the property, sale of the property or sale of the partnership interests. Unlike the insured mortgages, the Additional Loans are neither guaranteed nor insured.

                         KRUPP GOVERNMENT INCOME TRUST II

       The Trust receives monthly payments of principal and interest from the insured mortgages and is also entitled to receive Participation Interest and semi-annual interest payments ("Base Interest") and preferred interest under the Additional Loans and Agreements. While principal and interest payments on the insured mortgages are insured or guaranteed, there are limitations to the amount and obligation to pay interest under the Additional Loan and Agreements.

       The Additional Loan and Agreements for FNMA PIMIs entitles the Trust to receive (i) semi-annual payments of Base Interest on the Additional Loan, (ii) Participating Income Interest, (iii) Participating Appreciation Interest and (iv) Preferred Interest. Base Interest accrues at the stated interest rate of the Additional Loan and Participating Income Interest represents the Trust's share of the net revenue generated by the property at a stated percentage generally ranging from 25% to 35%. Base Interest and Participating Income Interest are payable only to the extent there is net revenue available to pay these amounts. However, should the borrower be unable to make the full Base Interest payment, the borrower must notify the Trust of the amount of the shortfall. The Trust can require the partners of the borrower to make a capital call contribution to the borrower to fund 50% of this shortfall, and the Trust will fund the remainder with an Operating Loan. Also, the Trust is generally limited to receiving no more than 50% of net revenue on any semi-annual payment date. Participating Appreciation Interest provides the Trust with a stated percentage ranging


                                    Continued
   C.  PIMIs, Continued

       from 25% to 30% of the excess value of the property over amounts due under the first mortgage, Additional Loan and any Operating Loans, the repayment of capital call contributions, and a return of original
       equity to  the partners of  the borrower.   Participating  Appreciation
       Interest is due upon the sale, refinancing, maturity or accelerated maturity, or permitted prepayment of all amounts due under the insured mortgage and Additional Loan. Generally, the Trust will not receive more than 50% of the excess of Value over the outstanding indebtedness, the payment of Preferred Interest, and the return of equity and capital call contributions to the partners' of the borrower.

       Preferred interest refers to a non-compounded cumulative return from the closing date of the loan to the date of calculation at a stated
       interest rate generally on the original outstanding balance of the insured mortgage plus the Additional Loan and any other funds advanced to the borrower (reduced by principal payments received) less: (i) interest payments on the insured mortgage, (ii) Base Interest payments on the Additional Loan, (iii) Participating Income Interest, and (iv) Participating Appreciation Interest. Generally, the amount of

                         KRUPP GOVERNMENT INCOME TRUST II

       Preferred  Interest owed  cannot exceed  the excess  of value  over the
       outstanding indebtedness.   Amounts due  under the Additional  Loan and
       Agreements are neither insured nor guaranteed.

       The Agreements for FHA PIMIs entitle the Trust to receive (i) Participating Income Interest at a stated percentage usually ranging from 25% to 50% of (a) all distributable Surplus Cash generated by the property as defined in the regulatory agreement of the HUD-insured first mortgage loan, (b) unrestricted cash generated by property operations, and (c) unexpended reserves and escrows; and (ii) Participating Appreciation Interest at a stated percentage usually ranging from 20% to 50% of the proceeds or value of the property less the outstanding indebtedness upon the sale, refinancing, maturity or accelerated maturity, or permitted prepayment of all amounts due under the insured mortgage and Additional Loan. Amounts received by the Trust pursuant to this Agreement reduce amounts payable as Base Interest and Preferred Interest under the FHA PIMI Additional Loan.

       The FHA PIMI Additional Loan Base Interest is payable from the following sources: (i) any Surplus Cash received as Participating Income Interest, (ii) amounts conveyed to the Trust by the owners of the borrower representing distributions of Surplus Cash, and (iii) amounts in reserve accounts established with Additional Loan proceeds, if available, and any interest earned on these amounts. As with the FNMA PIMIs, the borrower must notify the Trust of the amount of any Base Interest shortfall. At its option the Trust can require the owners of the borrower to make a capital call for 50% of the shortfall and the Trust would forego the remainder.

       The FHA PIMIs also require the payment of Preferred Interest at a stated interest rate from the date of final endorsement to the date of calculation on the original outstanding balance of the insured mortgage plus the Additional Loan and any other funds advanced by the Trust to the borrower or owners of the borrowing entity (reduced by principal payments received) less: (i) interest payments paid to the Trust under the insured mortgage, (ii) Participating Income Interest, and (iii) Base Interest payments made under the Additional Loan including amounts foregone by the Trust.


                                    Continued
   C.  PIMIs, Continued

       The insured mortgage and Agreements generally have maturities of 15 to 40 years, however, under the Agreements the Trust can accelerate the maturity dates at any time after the ninth or tenth anniversary of final endorsement for the FHA PIMIs or the closing date of the FNMA PIMIs, upon giving twelve

                         KRUPP GOVERNMENT INCOME TRUST II
       months written notice for the payment. The Trust can accelerate the maturity date for payment of all amounts due under the Additional Loan and Agreements through the accelerated maturity date for the payment of amounts due under the Agreement and the HUD-insured first mortgage loan (providing the contract of insurance with the Secretary of HUD is canceled prior to the accelerated maturity date) or prepayment of the first mortgage loan underlying the FNMA MBS.

       FHA PIMIs generally cannot be prepaid for a term of five years from the construction completion date or final endorsement. After the fifth anniversary of construction completion or final endorsement, the FHA PIMI may be prepaid without penalty providing that all amounts due under the Agreements, Additional Loan and FHA insured mortgage are paid. FNMA PIMIs generally cannot be prepaid during the five years following the closing date of the underlying first mortgage loan. Thereafter, the FNMA first mortgage loan may be prepaid subject to a prepayment penalty that declines each year for the next five years with no prepayment penalty after the fifth year. Any prepayment of a FNMA PIMI generally requires prepayment of the first mortgage loan underlying the FNMA MBS and payment of amounts due under the Agreements and Additional Loan. The FNMA first mortgage loan would not need to be prepaid if there is a permitted assumption of the first mortgage loan, however, amounts due under the Agreement and Additional Loan would need to be prepaid. Any prepayment usually requires not less than 90 nor more than 180 days prior written notice.

       The Trust's investments in PIMIs consists of the following at December 31, 1996 and 1995:


          Insured            Loan            Interest      Maturity       Balance Outstanding
          Mortgages          Amount          Rate          Date           at December 31,

                                                                           1996           1995

          FHA
          The Seasons (a)   $ 23,224,649      7.875%        10/1/28   $ 22,788,436   $ 22,938,257
          Hunters Pointe      12,789,100      6.875%         1/1/35     12,669,542     12,733,913

          Norumbega Point     15,598,500      7.375%         2/1/36     15,539,949     14,295,065
                                   (b)          (c)

          FNMA (d)

          Crossings Village   12,907,334       6.75%        10/1/08     12,542,615     12,670,857
          Martin's Landing    11,200,000       6.5%         12/1/08     10,880,778     10,995,503

          Sunset Summit       10,192,801       6.5%         10/1/08      9,909,281     10,013,762
          Oasis               12,401,673       6.75%         9/1/09     12,164,562     12,279,096

          Windsor Lake         9,680,344       6.75%         7/1/09      9,492,533      9,583,253


                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued



                                             Continued



          C.PIMIs, Continued

          St. Germain         11,772,494       6.75%         1/1/09     11,322,292     11,502,426

          The Willows          3,600,000      7.075%        12/1/09      3,540,322      3,571,370
          Windmill Lakes      11,600,000      6.825%         3/1/10     11,425,179     11,528,052

          The Lakes           18,387,653      6.825%         7/1/10     18,178,541     18,337,441

                            $153,354,548                              $150,454,030
                                                                            (g)      $150,448,995



              Additional Loan                Loan                 Base               Preferred
                                             Amount               Interest           Interest
                                                                  Rate               Rate

              The Seasons (a)                $ 4,925,351           9%(e)             10%
              Hunters Pointe                     650,000            7%               9%

              Norumbega Pointe                 3,063,000            7%               10%

              Crossings Village                2,584,000            7%               9%
              Martin's Landing                 2,280,000            7%               12%

              Sunset Summit                    1,900,000           7%(f)             9%

              St. Germain                      2,860,000            7%              8.75%
              Oasis                            2,290,000            7%              9.25%

              Windsor Lake                     2,000,000            8%               13%
              The Willows                        800,000            7%              9.5%

              Windmill Lakes                   2,000,000           7.5%             9.5%

              The Lakes                        4,600,000            7%               9%
                                             $29,952,351

       (a) The total PIM and Additional Loan on this property are $32,300,000 and $6,850,000, respectively, of which 28% is held by Krupp Government Income Trust, an affiliate of the Advisor of the Trust.
       (b) The FHA approved, an increase of the total loan commitment to $15,598,500.

                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued



       (c) The Trust received interest during the construction phase at a rate of 8.125% per annum.






                                    Continued


   C.  PIMIs, Continued

       (d) Monthly principal and interest payments are based on a 30-year amortization with the exception of St. Germain which is based on a 25-year amortization. The unpaid principal balances due at maturity are as follows:

                          Crossings Village              $ 9,917,000
                          Martin's Landing               $ 8,524,000
                          Sunset Summit                  $ 7,763,000
                          Oasis                          $ 9,550,000
                          Windsor Lake                   $ 7,517,000
                          St. Germain                    $ 7,489,000
                          The Willows                    $ 2,788,000
                          Windmill Lakes                 $ 8,907,000
                          The Lakes                      $14,118,000

       (e) The base interest rate was 6% per annum for the first three years and beginning September 1, 1996 increased to 9% per annum.
       (f) The Trust will receive its Base Interest Rate and its GIT Contingent Interest on Investment (as defined in the Subordinate Loan Agreement) from net revenue up to the 9% Preferred Interest Rate and, thereafter is entitled to 25% of net revenue.
       (g)       The  aggregate  cost  for  federal  income  tax  purposes   is
                 $150,454,030.
       Reconciliations of activity for 1996, 1995 and 1994 are as follows:

                                                 1996            1995           1994

            Balance at beginning of period   $150,448,995   $116,047,812   $ 53,191,658

                 Acquisitions                   1,303,436     35,427,771     63,411,366

                 Principal collections         (1,298,401)    (1,026,588)      (555,212)
            Balance at end of period         $150,454,030   $150,448,995   $116,047,812

            Property Descriptions:

   The Seasons is a 1,088-unit apartment complex located in Laurel, Maryland.

                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued



   The Falls at Hunter's Pointe ("Hunter's Pointe") is a 276-unit apartment complex located in Sandy City, Utah, a suburb of Salt Lake City.
   Norumbega  Point  is  a  93-unit   assisted  living  facility  in   Weston,
   Massachusetts.
   Crossings Village Apartments ("Crossings Village") is a 286-unit apartment complex located in Westlake, Ohio.
   Martin's Landing Apartments ("Martin's Landing") is a 300-unit apartment complex in Roswell, Georgia.
   Sunset Summit Apartments ("Sunset Summit") is a 261-unit apartment complex located in Portland, Oregon.
   Oasis at Springtree ("Oasis") is a 276-unit apartment complex located in Sunrise, Florida.
   Windsor Lake Apartments ("Windsor Lake") is a 416-unit apartment complex in Smyrna, Georgia.
   St. Germain Apartments ("St. Germain") is a 207-unit apartment complex in Boston, Massachusetts.
   The Willows Apartments ("The Willows") is a 100-unit apartment complex in Redmond, Washington.



                                    Continued
   C.  PIMIs, Continued

      Windmill Lakes Apartments ("Windmill Lakes") is a 264-unit garden style apartment complex in Pembroke Pines, Broward County, Florida.
     The Lakes at Vinings Apartments ("The Lakes") is a 464-unit garden and townhouse style apartment complex in Vinings, Georgia.

   D. PIMs

      The Trust  has investments  in five  PIMs.   Currently four
      PIMs are for existing properties and one is funding the construction of multi-family housing .The Trust's PIMs consist of a FNMA MBS which represents the securitized first mortgage loan on the underlying property or a sole


                                 F-20
                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued

    participation interest in the first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages") and participation interests in the revenue stream and appreciation of the property above specified levels. The borrower conveys these participation features to the Trust generally through a subordinated promissory note and mortgage (the "Agreement"). The Trust receives monthly principal and interest payments on the FNMA MBS guaranteed by FNMA, and HUD insures payment of principal and interest on the FHA first mortgage loan.

      Construction-phase PIMs provide interest only payments on the amount invested during construction, and upon final endorsement (final draw and completion of construction) these construction-phase PIMs convert to permanent PIMs.

      The borrower generally cannot prepay the first mortgage loan during the first five years and may prepay the first mortgage loan thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Trust may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

      Generally, the participation features consist of the following: (i) "Minimum Additional Interest" at rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property , (ii) "Shared Income Interest" ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month, (iii) "Shared Appreciation Interest" ranging from 25% to 30% of any increase in Value of the underlying property in excess of a specified base. Payment of participation interest from the operations of the property is limited to 50% of net revenue or surplus cash as defined by FNMA or HUD, respectively. The total amount of participation interest payable by the underlying borrower generally cannot exceed 50% of any increase in Value of the property, however, generally any net proceeds from a sale or refinancing will be available to satisfy any accrued but unpaid minimum additional or shared income interest.

      Shared Appreciation Interest is payable when one of the following occurs: (1) the sale of the underlying property to an unrelated third party on a date which is later than

                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued



      five years from the date of the Agreement, (2) the maturity date of the Agreement, or (3) prepayment of the Agreement.


                     Continued

   D. PIMs, Continued

      Under the Agreement, the Trust, upon giving twelve monthswritten notice, can accelerate the maturity date of the Agreement and insured mortgage to a date not earlier than ten years from the date of the
      Agreement for (a) the payment  of  all   participation  interest  due
      under the Agreement as of the accelerated maturity date or (b) the payment of all participation interest due under the Agreement plus all amounts due on the first mortgage note on the property.

      At  December 31,1996  and 1995,  the Trust  had outstandingcommitments
      on its   closed  construction-phase  PIMs  of $1,006,000  and
      $5,524,000, respectively.  The  remaining commitment  which  will  be
      funded  from   cash  and  cash equivalents and MBS principal collections.

      The Trust's PIMs consisted of the following at December 31,1996 and 1995:


                                         Interest  Maturity
               PIM            Amount     Rate      Date       Balance at December 31,
                                                              1996       1995
        FNMA
        Mequon Trails      $14,937,726  6.50%    1/01/08   $14,355,629 $14,527,140
                                                   (a)

        FHA
        The Estates         12,000,000  6.875%   6/01/28    11,692,400  11,790,139

        Rivergreens II       6,137,199  7.375%    1/1/35     6,087,163   6,114,162
                                          (b)

         Mill Ponds II       8,245,300  7.125%   12/1/35     8,208,979    7,434,486
                                          (c)

        The Fountains       10,336,000  7.875%   11/1/36     9,278,166    5,570,736
                                          (d)
                  Total    $51,656,225                     $49,622,337  $45,436,663
                                                                (e)



                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued



   (a) Principal and interest payments are based on 30-yearamortiza tion.Unpaid principal of approximately $11,267,000 is due at maturity.
   (b)  Construction-phase  interest  rate  was 8.875%  per annum.
        Received Final Endorsement in August 1995.
   (c)  Construction-phase   interest   rate   was  7.125%   also.
        Received Final Endorsement in May 1996.(d)Construction-phase interest rate is 7.875%.
   (e) The aggregate cost for federal income tax purposes is $49,622,337.
        Reconciliations of activity for 1996, 1995 and 1994 are as follows:

                                         1996         1995        1994

   Balance at beginning ofperiod    $45,436,663   $35,071,805  $28,609,583

   Acquisitions                       4,521,175    10,638,200    6,688,057

   Principal collections               (335,501)     (273,342)    (225,835)

   Balance at end of period         $49,622,337   $45,436,663  $35,071,805

                                      Continued

   D. PIMs, Continued

   Property descriptions:

     Mequon  Trails Townhomes  ("Mequon  Trails") is  a 246-unit apartment complex located in Mequon, Wisconsin.
     The  Estates Apartments  is  a  208-unit apartment  complex located in Pikesville, Maryland.
     Rivergreens II Apartments  ("Rivergreens II") is a 126-unit apartment complex in Gladstone, Oregon.
     Mill  Ponds II  Apartments ("Mill  Ponds II")is  a 150-unit apartment complex in Bellbrook, Ohio.
     The Fountains Apartments ("The Fountains") will be a 204-unit apartment complex in West Des Moines, Iowa.

   E. Mortgage Backed Securities

      At December 31, 1996, the Trust's MBS portfolio has an amortized cost of $40,459,315 and gross unrealized gains of approximately $122,335. At December 31, 1995, the Trust's MBS portfolio has an amortized cost of approximately $47,464,333 and gross unrealized gains and losses of approximately $1,441,407 and $53,882, respectively. The MBS have maturities ranging from 2008 to 2023.

                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued



   F. Shareholders' Equity

      Under the Declaration of Trust, and commencing with the initial closing of the public offering of Shares, the Trust has declared and paid dividends on a quarterly basis. During the period in which the Trust qualifies as a REIT, the Trust has and will pay quarterly dividends aggregating at least 95% of taxable income on an annual basis to be allocated to the shareholders, in proportion to their respective number of shares.

      In order for the Trust to maintain its REIT status with respect to the requirements of Share ownership, the Declaration of Trust prohibits any investor from owning, directly or indirectly more than 9.80% of the outstanding Shares and empowers the Trustees to refuse to permit any transfer of Shares which, in their opinion, would jeopardize the status of the Trust as a REIT.

   G. Related Party Transactions

      Under the terms of the Advisory Service Agreement, the Advisor receives an Asset Management Fee equal to .75% per annum of the value of the Trust's actual and committed invested assets payable quarterly.

      The Trust also reimburses affiliates of the Advisor for certain expenses incurred in connection with maintaining the books and records of the Trust and the preparation and mailing of financial reports, tax information and other communications to investors.

      During 1994 the Trust paid $445,678 of acquisition expenses to affiliates.

      The Trust received $295,522,  $295,522 and $281,294 of base
      interest  from   The  Seasons  in  1996,   1995  and  1994,
      respectively (see Note C).


                             Continued
   H. Federal Income Taxes

      The   reconciliation   of  the   income  reported   in  the
      accompanying statement of income with the income reported in the Trust's 1996 federal income tax return follows:

                 Net income per statement of income          $ 14,999,182

                  Add: Book to tax difference for amortization
                       of prepaid fees and expenses               958,739

                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued



                      Additional Loan interest deferred for book
                       purposes                                   555,432

                 Net income for federal income tax purposes  $ 16,513,353


        The Trust paid dividends of $1.25 per share during 1996 which represents approximately $.90 from ordinary income and $.35 represents a non-taxable distribution for federal income tax purposes.

   I. Fair Value Disclosures of Financial Instruments

        The Trust uses the following methods and assumptions to estimatethe fairvalue ofeach classof financialinstrument:

            Cash and Cash Equivalents
            The carrying amount approximates fair value because of the short maturity of those instruments.

            MBS
            The Trust estimates the fair value of MBS based on quoted market prices.

            PIMs and PIMIs

            There is no established trading market for these investments. Management estimates the fair value of the PIMs and PIMIs using quoted market prices of MBS having the same stated coupon rate as the insured mortgages and Additional Loans based on the estimated fair value of the underlying properties. Management does not include any participation income in the Trust s estimated fair values, because Management does not believe it can predict the time of realization of the feature with any certainty.

            Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs and PIMIs had gross unrealized losses and gains of approximately $8,932,000 and $119,000, respectively, at December 31, 1996 and gross unrealized losses and gains of approximately $2,377,000 and $412,000 at December 31, 1995.
            Commitments to Fund Construction Loans and PIMIs

            For the years ended December 31, 1996 and 1995 the Trust approximates the fair values of its commitments on closed PIMs and PIMIs to be equal to the commitment amounts of approximately $1,006,000 and $5,524,000, respectively.


                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued



                             Continued

   I. Fair Value Disclosures of Financial Instruments, Continued

            At December 31, 1996 and 1995, the estimated fair values of the Trust's financial instruments are as follows:

                                                     (rounded to thousands)
                                                      1996        1995

                 Cash and cash equivalents         $  9,215     $ 11,675

                 MBS                                 40,582       48,852

                 PIMs and PIMIs:
                   PIMs                              48,132       45,183
                   Insured mortgages                145,768      150,074
                   Additional loans                  27,315       28,616

                                                   $271,012     $284,400



                  KRUPP GOVERNMENT INCOME TRUST II

                         SUPPLEMENTARY DATA
                 SELECTED QUARTERLY FINANCIAL DATA
                            (Unaudited)

                                       For the Quarter Ended

                            March 31,   June 30,  September 30,   December 31,
                              1996        1996        1996            1996


          Total revenues   $5,234,390  $4,884,080  $4,935,430  $4,823,031

          Net income       $3,975,003  $3,665,234  $3,706,177  $3,652,768

          Earnings per Share           $      .22  $      .20  $      .20
          $      .20


                                       For the Quarter Ended

                            March 31,   June 30,  September 30,   December 31,
                              1995        1995        1995            1995


          Total revenues   $5,259,518  $4,833,144  $5,106,339  $4,833,687

          Net income       $2,679,079  $3,623,063  $3,825,954  $3,618,618

         Earnings per Share$      .15  $      .19  $      .21  $      .20






















