Form 10-Q
period 1997-03-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 1997-05-12
CIK 872467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    March 31, 1997

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

                           KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS


                                     ASSETS
                                                               March 31,    December 31,
                                                                1997           1996

            Participating Insured Mortgage Investments
             ("PIMIs")(Note 2):
                 Insured mortgages                          $150,117,411     $150,454,030
                 Additional loan                              29,952,351      29,952,351
            Participating Insured Mortgages ("PIMs")
                 (Note 2)                                     49,529,348      49,622,337
            Mortgage-Backed Securities ("MBS")
                 (Note 3)                                     38,227,100      40,581,650

                 Total mortgage investments                  267,826,210     270,610,368

            Cash and cash equivalents                         10,365,473       9,214,592
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $4,912,429 and
             $4,510,838, respectively                         11,571,213      11,972,804
            Prepaid participation servicing fees, net of
             accumulated amortization of $1,393,439 and
             $1,260,283, respectively                          4,101,108       4,234,264
            Interest receivable and other assets               1,644,180       2,264,687

                 Total assets                               $295,508,184   $298,296,715


                                   LIABILITIES AND SHAREHOLDERS' EQUITY
        Deferred income on Additional Loans (Note 5)         $ 1,656,546    $  1,582,054
        Other liabilities                                          6,287          27,085

             Total liabilities                                 1,662,833       1,609,139
           Commitments (Note 2)

            Shareholders' equity (Note 4):
                 Common stock, no par value; 25,000,000
                  Shares authorized; 18,371,477 Shares
             issued and outstanding                          294,836,757    296,565,241

         Unrealized (loss) gain  on MBS                         (991,406)       122,335

         Total  Shareholders' equity                         293,845,351    296,687,576
                 Total liabilities and Shareholders'
                  equity                                    $295,508,184   $298,296,715

                               The accompanying notes are an integral
                                    part of the financial statements.

                                     KRUPP GOVERNMENT INCOME TRUST II

                                           STATEMENTS OF INCOME

                                                               For the Three Months
                                                                 Ended March 31,

                                                               1997           1996

            Revenue:
                 Interest income - PIMs and PIMIs:
                   Base interest                            $3,354,091     $3,494,617
                   Additional loan interest                    611,468        380,495
                   Participation interest                      491,525        379,237
                 Interest income - MBS                         729,182        833,100
                 Interest income - other                       120,712        146,941

                 Total revenue                               5,306,978      5,234,390

            Expenses:
                 Asset management fee to an affiliate          504,443        517,116
                 Expense reimbursements to affiliates          120,910        122,478
                 Amortization of prepaid fees and expenses,
                   and organization costs                      534,747        515,944
                 General and administrative                    134,262        103,849

                 Total expenses                              1,294,362      1,259,387

            Net income                                      $4,012,616     $3,975,003

            Earnings per Share                              $      .22     $      .22

            Weighted average Shares outstanding             18,371,477     18,371,477



                                  The accompanying notes are an integral
                                    part of the financial statements.

                                KRUPP GOVERNMENT INCOME TRUST II

                                         STATEMENTS OF CASH FLOWS



                                                            For The Three Months Ended
                                                                      March 31,
                                                                1997           1996

            Operating activities:
              Net income                                    $4,012,616     $ 3,975,003
              Adjustments to reconcile net income to net
               cash provided by operating activities:
                Premium amortization                            23,329          41,866
                Amortization of prepaid fees and expenses
                 and organization costs                        534,747         515,944
                Changes in assets and liabilities:
                  Decrease in interest receivable
                   and other assets                            620,507         236,465
                Decrease in other liabilities                  (20,798)        (12,192)

            Net cash provided by operating
             activities                                      5,170,401       4,757,086

            Investing activities:
              Investment in PIMs and insured mortgages           -          (1,850,779)
              Principal collections on MBS                   1,217,480       1,875,266
              Principal collections on PIMs                    429,608         381,744
              Increase in deferred income on Additional
               Loans                                            74,492         277,716

            Net cash provided by investing activities        1,721,580         683,947

            Financing activity:
              Dividends                                     (5,741,100)     (5,741,101)

            Net increase(decrease) in cash and
              cash equivalents                               1,150,881        (300,068)

            Cash and cash equivalents, beginning of period   9,214,592      11,675,494

            Cash and cash equivalents, end of period       $10,365,473     $11,375,426


                            The accompanying notes are an integral
                                 part of the financial statements.

                               KRUPP GOVERNMENT INCOME TRUST II

                                 NOTES TO FINANCIAL STATEMENTS



   1.  Accounting Policies

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor"), the Advisor to Krupp Government Income Trust II (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Trust.
       In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996.

       The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.


   2.  PIMs and PIMIs

       At March 31, 1997, the Trust has commitments to fund approximately $1,006,000 on its closed PIMs and PIMIs. These commitments will be funded by cash on hand and future principal collections from the MBS, PIMs and PIMIs.

       At March 31, 1997, the Partnership s PIMs and PIMIs have a fair value of approximately $219,287,576 and gross unrealized losses of approximately $10,311,534. The PIMs and PIMIs have maturities ranging from 2008 to 2036.


   3.  MBS

       At March 31, 1997, the Trust's MBS portfolio has an amortized cost of approximately $39,218,506 and gross unrealized gains and losses of approximately $92,576 and $1,083,982. The MBS portfolio has maturities ranging from 2008 to 2023.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

            4.   Changes in Shareholder's Equity

  A summary of changes in Shareholders' equity for the three months ended March 31, 1997 is as follows:


                                                                                   Total
                                              Common      Retained     Unrealized  Shareholders'
                                               Stock      Earnings     Gain(Loss)     Equity

            Balance at December 31,
            1996                           $296,565,241  $    -       $   122,335  $296,687,576

            Net income                           -         4,012,616        -         4,012,616

            Dividends                        (1,728,484)  (4,012,616)       -        (5,741,100)

            Decrease in unrealized
             gain on MBS                         -            -        (1,113,741)   (1,113,741)

            Balance at March 31, 1997      $294,836,757  $    -       $  (991,406) $293,845,351



   5.   Related Party Transactions
 During the three months ended March 31, 1997 and 1996, the Trust received $198,261 and $147,761, respectively, of interest on an Additional Loan with affiliates of the Advisor.


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

   Liquidity and Capital Resources

      At March 31, 1997 the Trust has significant liquidity consisting of cash and cash equivalents, of approximately $10 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

      The Advisor of the Trust periodically reviews the dividend rate to determine whether an adjustment to the dividend rate is necessary based on projected future cash flows. Based on current projections, the Advisor believes the Trust can maintain the current dividend rate for the foreseeable future. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may reinvest the available proceeds, adjust the dividend rate or distribute such funds through a special distribution.

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



   Assessment of Credit Risk

      The Trust's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association ( FNMA ), the Federal Home Loan Mortgage Corporation ( FHLMC ) and the United States Department of Housing and Urban Development ( HUD ) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

      FNMA is a federally chartered private corporation that guarantees obligations originated under its programs. FNMA is one of the largest corporations in the United States and the Secretary of the Treasury of the United States has discretionary authority to lend up to $2.25 billion to FNMA at any time. However, obligations of FNMA are not backed by the U.S. Government. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. HUD, an agency of the U.S. Government, insures the obligations originated under its programs which are backed by the full faith and credit of the U.S. Government.


      The Trust's Additional Loans have similar risks as those associated with conventional real estate lending, including: reliance on the owner's operating skills and ability to maintain occupancy levels, control operating expenses, maintain properties and obtain adequate insurance coverage;adverse changes in general economic conditions, adverse local conditions,and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

   The Trust includes in cash and cash equivalents approximately $2 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.


   Operations

      The following discussion relates to the operations of the Trust during the three ended March 31, 1997 and 1996. (Amounts in thousands, except per Share amounts):

                                            Three Months Ended March 31,

                                                      1997         1996
                                                         Per              Per
                                            Amount       Share   Amount   Share

   Interest income on PIMs and
    PIMIs:                                  $3,354      $.18    $3,495      $.19
     Base interest
     Additional loan interest
      received including amounts
      deferred                                 611       .03       380       .02
     Participation interest                    492       .03       379       .02
    Interest income on MBS                     729       .04       833       .05
    Interest income - other                    121       .01       147       .01
    Trust expenses                            (759)     (.05)     (743)     (.04)
    Amortization of prepaid fees
     and expenses and organization
     costs                                    (535)     (.02)     (516)     (.03)

       Net income                           $4,013      $.22    $3,975      $.22

       Weight Average Shares
       Outstanding                             18,371,477          18,371,477


   The Trust s net income increased slightly during the first quarter of 1997 as compared to the first quarter of 1996 due to increases in additional loan interest and participation interest of $232,000 and $113,000, respectively. This was offset by decreases in base interest , MBS interest and other interest of $141,000, $104,000 and $26,000 respectively. As principal collections reduce the Trust s investments in MBS, PIMS and PIMI s, interest income on MBS and base interest income on PIMS and PIMI s will decline. The Trust funds a portion of dividends with principal collections which will continue to reduce the asset base generating income for the Trust in the future.

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






   DATE: April 23, 1997