Form 10-Q
period 1997-06-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 1997-08-15
CIK 872467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    June 30, 1997

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


                                   KRUPP GOVERNMENT INCOME TRUST II

                                            BALANCE SHEETS


                                                ASSETS
                                                     June 30,     December 31,
                                                        1997           1996
Participating Insured Mortgage Investments
("PIMIs")(Note 2):
Insured mortgages                                $149,762,792   $150,454,030
Additional loans                                   30,417,351     29,952,351
Participating Insured Mortgages ("PIMs")
(Note 2)                                           49,424,899     49,622,337
Mortgage-Backed Securities and multi-family
insured mortgage loan ( MBS")
(Note 3)                                           38,108,620     40,581,650

Total mortgage investments                        267,713,662    270,610,368

Cash and cash equivalents                           9,715,995      9,214,592
Prepaid acquisition fees and expenses, net of
accumulated amortization of $5,305,009 and
$4,510,838, respectively                           11,178,633     11,972,804
Prepaid participation servicing fees, net of
accumulated amortization of $1,523,937 and
$1,260,283, respectively                            3,970,610      4,234,264
          Interest receivable and other assets      1,965,538      2,264,687

  Total assets                                   $294,544,438   $298,296,715


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note 5)     $  1,698,819   $  1,582,054
          Other liabilities                            16,040         27,085

Total liabilities                                   1,714,859      1,609,139

          Commitments (Note 2)

  Shareholders' equity (Note 4):
  Common stock, no par value; 25,000,000
  Shares authorized; 18,371,477 Shares
 issued and outstanding                            292,918,122    296,565,241

Unrealized gain (loss) on MBS                          (88,543)       122,335

Total Shareholders' equity                         292,829,579    296,687,576

Total liabilities and Shareholders' equity        $294,544,438   $298,296,715


                                   KRUPP GOVERNMENT INCOME TRUST II

                                         STATEMENTS OF INCOME



                               For the Three Months      For the Six Months
                                   Ended June 30,         Ended June 30,
                                1997         1996          1997         1996

Revenues:
Interest income - PIMs and
PIMIs:
Base interest              $3,636,543  $3,484,128  $ 6,990,634  $ 6,978,745
Additional loan interest      417,443     380,495    1,028,911      760,990
Participation interest        161,000     100,745      652,525      479,982
Interest income - MBS         706,558     782,112    1,435,740    1,615,212
Interest income - other       135,766     136,600      256,478      283,541
Total revenues              5,057,310   4,884,080   10,364,288   10,118,470

   Expenses:
   Asset management fee to an
affiliate                     496,278     513,082    1,000,721    1,030,198
   Expense reimbursements to
 affiliates                   108,482      96,436      229,392      218,914
 Amortization of prepaid expenses
  and fees, and organization
costs                         523,078     516,747    1,057,825    1,032,691
General and administrative    107,007      92,581      241,269      196,430

Total expenses              1,234,845   1,218,846    2,529,207    2,478,233

Net income                 $3,822,465  $3,665,234  $ 7,835,081  $ 7,640,237

Earnings per share         $      .21  $      .20  $      .43   $       .42

 Weighted average shares
 outstanding                          18,371,477               18,371,477



                                 KRUPP GOVERNMENT INCOME TRUST II
                                     STATEMENTS OF CASH FLOWS




                                                   For the Six Months
                                                        Ended June 30,

                                                        1997          1996

Operating activities:
Net income                                        $ 7,835,081    $ 7,640,237
Adjustments to reconcile net income to net
cash provided by operating activities:
   Premium amortization                                49,087         94,754
   Amortization of prepaid expenses and fees,
    and organization costs                          1,057,825      1,032,691
       Changes in assets and liabilities:
         Decrease in interest receivable
      and other assets                                299,149         45,769
     Increase (decrease) in other liabilities         (11,045)         1,198

          Net cash provided by operating
        activities                                  9,230,097      8,814,649

        Investing activities:
 Investment in PIMs and Insured Mortgages               -         (4,018,711)
 Investment in Additional Loans                      (465,000)          -
 Investment in MBS                                      -           (591,600)
  Principal collections on MBS                       2,213,065      4,302,518
  Principal collections on PIMs                        888,676        770,996
  Increase in deferred income on Additional
   Loans                                               116,765        277,716

   Net cash provided by investing
          activities                                 2,753,506        740,919

  Financing activity:
  Dividends                                        (11,482,200)   (11,482,200)

  Net (decrease) increase in cash and cash
  equivalents                                          501,403     (1,926,632)


 Cash and cash equivalents, beginning of period      9,214,592     11,675,494

 Cash and cash equivalents, end of period          $ 9,715,995    $ 9,748,862



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

The Trust accounts for all of its investment in Mortgage Backed Securities, including those that are part of a PIM or PIMI investment in accordance with Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The Federal Housing Administration Participating Insured Mortgages and all Additional Loans are carried at cost less principal payments unless the Advisor of the Trust believes there is an impairment in value, in which case a valuation allowance is established in accordance with Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, and Financial Accounting Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Trust.

In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.


    2. PIMs and PIMIs

During the second quarter of 1997, the Trust funded an additional $465,000 to the present owner of the Willows Apartments increasing the Additional Loan amount to $1,265,000.

At June 30, 1997, the Trust has commitments to fund approximately $1,006,000 on its closed PIMs and PIMIs. These commitments will be funded by cash on hand and future principal collections from the MBS,

       PIMs and insured mortgages.

At June 30, 1997, the Trust s PIMs and PIMIs have a fair value of $226,863,647 and gross unrealized gains and losses of $2,753 and $2,744,148, respectively. The PIMs and PIMIs have maturities ranging from 2008 to 2036. At June 30, 1997 there are no loans within the Trust s portfolio that are delinquent of principal or interest.

                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued



    3. MBS

 At June 30, 1997, the Trust's MBS portfolio has an amortized cost of approximately $38,197,163 and gross unrealized gains and losses of approximately $330,961 and $419,504. The MBS portfolio has maturities ranging from 2008 to 2023.


    4. Changes in Shareholder's Equity

 A summary of changes in Shareholders' equity for the six months ended June 30, 1997 is as follows:




                                                                        Total
                            Common      Retained     Unrealized  Shareholders'
                              Stock      Earnings     Gain(Loss)     Equity

Balance at December 31,
1996                     $296,565,241  $    -       $   122,335  $296,687,576

Net income                     -        7,835,081          -        7,835,081

Dividends                  (3,647,119) (7,835,081)         -      (11,482,200)

Change in unrealized
gain on MBS                    -            -          (210,878)     (210,878)

Balance at June 30, 1997 $292,918,122  $    -       $   (88,543) $292,829,579


             5.  Related Party Transactions

 During the three months ended June 30, 1997 and June 30, 1996 the Trust received $56,471 and $0 of interest income on Additional Loans from affiliates of the Advisor. During the six month ended June 30, 1997 and 1996, the Trust received $254,732 and $147,761 of interest income on Additional Loans from affiliates of the Advisor.






    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

    Liquidity and Capital Resources

      At June 30, 1997 the Trust has significant liquidity consisting of cash and cash equivalents, of approximately $9.7 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

      During the second quarter of 1997, the Trust funded an additional $465,000 to the present owner of the Willows Apartments increasing the Additional Loan amount to $1,265,000. Subsequent to the funding, the present owner notified the Trust of its intention to sell the property to a third party during the third quarter. The Trust agreed to accept a prepayment of the Additional Loan and to allow the purchaser to assume the first mortgage, subject to certain conditions including a payment in full of all Preferred Interest due on the Trust s investment in the PIMI. Should this transaction take place, the Trust investment will convert from a PIMI to an insured mortgage.

      Windmill Lakes operating performance during the second quarter continued to be adversely affected by the highly competitive housing in Pembroke Pines, Florida. New construction in all housing sectors is being
    fueled  by  strong job  and  population growth  in  the  area.   Builders
    marketing concessions to fill new properties lowers the cost of renting a new apartment and makes it more difficult for older properties like Windmill Lakes to attract residents. The Advisor continues to monitor this property closely.

      In addition to funding its quarterly dividends paid to investors the Trust has a remaining commitment of approximately $1.0 million on a PIM in the construction phase. The Trust has sufficient cash reserves to fund this commitment.

      The Advisor of the Trust periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. Based on current projections, the Advisor believes the Trust can maintain the current dividend rate for the foreseeable future. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may reinvest the available proceeds, adjust the dividend rate or distribute such funds through a special distribution.

      For the first five years of the PIMs and PIMIs the borrowers are prohibited from prepaying. For the second five years, the borrowers can prepay the loans incurring a prepayment penalty for PIMs or paying all all amounts due under the PIMIs and satisfying the required preferred return. The Trust has the option of calling certain PIMs and all the PIMIs by accelerating their maturity if the loans are not prepaid by the
    tenth year after  permanent  funding.    The  Trust  will  determine  the
    merits  of exercising the call option  for each  PIM or PIMI  as economic
    conditions warrant.    Such  factors as  the  condition of  the  asset,
    local market conditions, interest rates and available financing will have an impact on this decision.

    Assessment of Credit Risk

      The Partnership's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association ( FNMA ), the Federal Home Loan Mortgage Corporation ( FHLMC ), and the United States Department of Housing and Urban Development ( HUD ) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

    Operations

      The following discussion relates to the operations of the Trust during the three and six months ended June 30, 1997 and 1996.

    The Trust s net income increased slightly during the second quarter of 1997 as compared to the second quarter of 1996 due to increases in base interest, participation interest and additional loan interest of $153,000, $59,000 and $37,000, respectively. The increase in base interest is primarily due to the construction-in-process of the Fountains Apartments in 1996 as the property is nearing 100% completion during 1997. The Trust received participation income from Mequon Trail, Oasis at Springtree, Crossing Village and The Willows Apartments of $72,000, $43,000, $25,000 and $20,000. This was offset by decreases in MBS interest of $75,000.

    The Trust s net income increased slightly during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 due to increases in additional loan interest and participation interest of $268,000 and $172,000, respectively. The increase in additional loan interest is due to the Trust receiving and recognizing as interest income additional loan interest payments from The Seasons. The Trust received participation income from St. Germain, The Lakes, Oasis