Form 10-Q
period 1997-09-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 1997-11-12
CIK 872467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    September 30, 1997

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

                                  KRUPP GOVERNMENT INCOME TRUST II
                                           BALANCE SHEETS


                                               ASSETS
                                                                 September 30,  December 31,
                                                                      1997          1996


          Participating Insured Mortgages Investments ("PIMIs")
            Insured mortgages(Note 2)                            $145,891,556   $150,454,030
            Additional loans(Note 2)                               29,152,351     29,952,351
          Participating Insured Mortgages ("PIMs")(Note 2)         49,325,181     49,622,337
          Mortgage-Backed Securities and multi family
            insured mortgage loan("MBS")(Note 3)                   40,895,658     40,581,650
            Total mortgage investments                            265,264,746    270,610,368

          Cash and cash equivalents (Note 2)                       12,914,092      9,214,592
          Prepaid acquisition fees and expenses,
           net of accumulated amortization of $5,702,094
           and $4,510,838                                          10,781,548     11,972,804
          Prepaid participation servicing fees,
           net of accumulated amortization of $1,726,670
           and $1,260,283                                           3,767,877      4,234,264
          Interest receivable and other assets                      1,848,998      2,264,687

                 Total assets                                    $294,577,261   $298,296,715

                                LIABILITIES AND SHAREHOLDERS' EQUITY

          Deferred income on Additional Loans (Note 5)           $  2,256,973   $  1,582,054
          Other liabilities                                            23,036         27,085
                 Total liabilities                                  2,280,009      1,609,139

          Commitments (Note 2)

          Shareholders' equity: (Note 4)
            Common Stock, no par value; 25,000,000 shares
             authorized and 18,371,477 shares outstanding         291,965,290    296,565,241

            Unrealized gain on MBS                                    331,962        122,335
                 Total Shareholders' equity                       292,297,252    296,687,576

                 Total liabilities and Shareholders'
                  equity                                         $294,577,261   $298,296,715



                               The accompanying notes are an integral
                                  part of the financial statements.


                                  KRUPP GOVERNMENT INCOME TRUST II

                                        STATEMENTS OF INCOME


                                               For the Three Months         For the Nine Months
                                               Ended September 30,          Ended September 30,

                                                1997         1996            1997         1996

          Revenues:
           Interest income - PIMs and PIMIs:
             Base interest                   $3,483,530   $3,465,244   $ 10,474,164    $ 10,443,989
             Additional loan interest           693,294      380,495      1,722,205       1,141,485
          Participation interest              1,067,176      212,316      1,719,701         692 298
          Interest income - MBS                 676,796      764,253      2,112,536       2,379,465
          Interest income - other               151,969      113,122        408,447         396,663
             Total revenues                   6,072,765    4,935,430     16,437,053      15,053,900

          Expenses:
           Asset management fee to
            an affiliate                        503,256      515,109      1,503,977       1,545,307
           Expense reimbursements to
            affiliates                          108,482      122,480        337,874         341,394
           Amortization of prepaid expenses,
            fees and organization costs         599,818      528,565      1,657,643       1,561,256
           General and administrative            72,942       63,099        314,211         259,529

             Total expenses                   1,284,498    1,229,253      3,813,705       3,707,486
          Net income                         $4,788,267   $3,706,177   $ 12,623,348     $11,346,414

          Earnings per share                 $      .26   $      .20   $        .69    $        .62

          Weighted average shares
           outstanding                              18,371,477                 18,371,477


                                   The accompanying notes are an integral
                                      part of the financial statements.




                                      KRUPP GOVERNMENT INCOME TRUST II
                                          STATEMENTS OF CASH FLOWS



                                                                  For the Nine Months
                                                                  Ended September 30,

                                                                1997             1996

          Operating activities:
            Net income                                      $ 12,623,348     $11,346,414
            Adjustments to reconcile net income to net
             cash provided by operating activities:
            Premium amortization                                  82,087         135,898
            Amortization of prepaid expenses and fees
             and organization costs                            1,657,643       1,561,256
            Changes in assets and liabilities:
             Decrease in interest receivable
              and other assets                                   415,689         243,472
             Increase (decrease) in other liabilities             (4,049)         (1,206)

                  Net cash provided by operating
                   activities                                 14,774,718      13,285,834

          Investing activities:
            Investment in PIMs and Insured Mortgages                -         (5,615,879)
            Investment in Additional Loans                      (465,000)          -
            Investment in MBS                                       -           (591,600)
            Prepayment of additional loan including
              participating appreciation interest              1,265,000           -
            Principal collections on MBS                       3,328,820       5,902,024
            Principal collections on PIMs                      1,344,342       1,209,978
            Increase in deferred income on Additional
             Loans                                               674,919         582,355

                  Net cash provided by investing activities    6,148,081       1,486,878

          Financing activity:
            Dividends                                        (17,223,299)    (17,223,301)

          Net increase (decrease)in cash and
            cash equivalents                                   3,699,500      (2,450,589)

          Cash and cash equivalents, beginning of period       9,214,592      11,675,494

          Cash and cash equivalents, end of period          $ 12,914,092     $ 9,224,905

          Supplemental disclosure of non-cash
            investing activities:

            Reclassification of investment in a
              PIMI to an MBS                                $  3,515,288     $     -


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

         The Federal Housing Administration Participating Insured Mortgages and all Additional Loans are carried at cost less principal payments unless the Advisor of the Trust believes there is a impairment in value, in which case a valuation allowance is established in accordance with Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, and Financial Accounting Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

         See Notes to Financial Statements in the Trust s Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Trust.
         In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of only normal recurring accruals) necessary to fairly present the Trust's financial position as of September 30, 1997, its results of operations for the three and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996.

         The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   2.  PIMs and PIMIs

         During the second quarter 1997, the Trust advanced an additional $465,000 to the owner of the Willows Apartments, increasing the Additional Loan to $1,265,000. During the third quarter of 1997, as a result of a sale of the property to a third party, the Trust accepted a full payoff of the $1,265,000 Additional Loan and received all of its Preferred Interest of $302,520 that was earned as of the date of the sale. In conjunction with the payoff of the Additional

         Loan, the Trust converted the investment from a PIMI to an insured mortgage and fully amortized the deferred mortgage costs associated with the Additional Loan.

         At September, 30, 1997, the Trust has commitments to fund approximately $1,006,000 on its closed PIMs and PIMIs. These commitments will be funded by cash on hand and future principal collections from the MBS, PIMs and insured mortgages.



                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued


   3.  MBS

         At September 30, 1997, the Trust's MBS portfolio has an amortized cost of $40,563,696 and gross unrealized gains and losses of approximately $481,570 and $149,608. The MBS portfolio has maturities ranging from 2008 to 2023.

   4.  Changes in Shareholders' Equity

       A summary of changes in shareholders' equity for the nine months ended September 30, 1997 is as follows:


                                                                                     Total
                                            Common        Retained     Unrealized  Shareholders'
                                             Stock        Earnings     Gain (Loss)    Equity

            Balance at December 31,
            1996                         $296,565,241  $     -        $122,335     $296,687,576

            Net income                         -         12,623,348         -        12,623,348

            Dividends                      (4,599,951)  (12,623,348)        -       (17,223,299)

            Change in unrealized
             gain on MBS                       -             -            209,627       209,627

            Balance at
            September 30, 1997           $291,965,290  $     -        $   331,962  $292,297,252

   5. Related Party Transactions

              During the three and nine months ended September 30, 1997, the Trust earned $852,357 and $1,107,089, respectively, of interest payments on Additional Loans with an affiliate of the Advisor, as compared to $147,761 and $295,522, respectively, during the three and nine months ended September 30, 1996.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results maydiffer materially from those anticipated by such forward-looking statements.

   Liquidity and Capital Resources

   At September 30, 1997 the Trust has significant liquidity consisting of cash and cash equivalents, of approximately $12.9 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The
   Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

   The most significant demand on the Trust's liquidity are quarterlydividends paid to investors of approximately $5.7 million. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.
   During the second quarter of 1997, the Trust funded an additional $465,000 to the owner of the Willows Apartments increasing the Additional Loan amount to $1,265,000. Subsequent to the funding, the owner notified the Trust of its intention to sell the property to a third party during the third quarter. During the third quarter of 1997, the Trust received the prepayment of the Additional Loan of $1,265,000 and the payment of$789,336 which represents all of the Preferred Interest due on the Trust s investment through the date of sale. In addition the Trust allowed the purchaser to assume the first mortgage. The Trust converted the Willows Apartment PIMI to an insured mortgage.

   Windmill Lakes operating performance during the third quarter continued to be adversely affected by the highly competitive housing market in Pembroke Pines, Florida. New construction in all housing sectors is being fueledby strong job and population growth in the area. Builders marketing concessions to fill new properties lowers the cost of renting a new apartment and makes it more difficult for older properties like Windmill Lakes to attract residents. The borrower has informed the Advisor that the property is being marketed for sale. Should the borrower be unable to obtain a purchase offer adequate to cover the property s outstanding liabilities, the Advisor anticipates that some measure of debt service relief will be necessary until the market stabilizes. The Advisor continues to monitor this property closely.

   The borrower on the Estate PIM has informed the Advisor that a sale of the property is pending to one of the Trust s affiliated entities. To facilitate the sale transaction, the borrower asked and the Advisor agreed to release the participation features of the PIM and allow the purchaser to assume the obligations of the first mortgage loan. In exchange for this modification, the Advisor will require the borrower to pay a settlement that will provide the Trust a financial return that will be comparable to what the Trust would have expected to receive had the borrower continued to own the property. The PIM will convert to an insured mortgage when the transaction is completed.

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

   Assessment of Credit Risk

   The Trust's investments in mortgages, with the exception of the Additional Loans, are guaranteed or insured by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), and the Department of Housing and Urban Development ("HUD"), and therefore, the certainty of the cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

   Operations

   The following discussion relates to the operations of the Trust during the three and nine months ended September 30, 1997 and 1996.

   The Trust s net income increased significantly during the third quarter of 1997 as compared to the third quarter of 1996 due to increases in participation interest and additional loan interest of $854,860 and $312,799. The increase in additional loan interest is due to the Trust receiving and recognizing as interest income additional loan interest payments from The Seasons. The increase in participation interest is attributable to the Trust receiving a preferred return of $789,336 related to the prepayment of the Willows Additional Loan as well as participation income from The Seasons, Sunset Summit, The Lakes, Martin s Landing, Windsor Lake and Oasis at Springtree of $83,360, $60,000, $57,728, $40,495, $28,194 and $8,064. This was offset by decreases in
   MBS interest of $87,457.

   The Trust s net income increased significantly during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 due to increases in additional loan interest and participation interest of $580,720 and $1,027,403, respectively. The increase in additional loan interest is due to the Trust receiving and recognizing as interest income additional loan interest payments from The Seasons. The increase in participation interest is attributable to the Trust receiving a preferred return of $789,336 related to the prepayment of the Willows Additional Loan as well as participation income from St. Germain, The Lakes, Martins Landing, The Seasons, Oasis at Springtree, Windsor Lakes, Mequon Trail, Sunset Summit, Crossing Village and The Willows Apartments of $228,313, $185,560, $94,704, $83,360, $80,670, $80,652, $72,105,
   $60,000, $25,000 and $20,000, respectively. This was offset by a decrease in MBS interest of $266,929 and increases in general and administration and amortization expenses of $54,682 and $96,387, respectively. As principal collections reduce the Trust s investments in MBS, PIMs and PIMIs , interest income on MBS and base interest income on PIMs and PIMIs will decline. The Trust funds a portion of dividends with principal collections which will continue to reduce the asset base generating income for the Trust in the future.

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


                           Krupp Government Income Trust II
                                  (Registrant)


                           BY:/s/Robert A. Barrows
                                 Robert A. Barrows
                                 Treasurer and Chief Accounting Officer
                                 of Krupp Government Income Trust II






            DATE:   October 28, 1997