Form 10-K
period 1997-12-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 1998-03-25
CIK 872467

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-K
   (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended       December 31, 1997


                                        OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from                  to


               Commission file number                0-20164
                         Krupp Government Income Trust II
              (Exact name of registrant as specified in its charter)

               Massachusetts                             04-3073045
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)               Identification No.)

   470 Atlantic Avenue, Boston, Massachusetts            02210
   (Address of principal executive offices)             (ZipCode)

   (Registrant's telephone number, including area code)  (617)423-2233

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

   The exhibit index is located on pages 10-19.

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

      The PIMIs consist of an insured mortgage, as discussed above, and an additional loan ("Additional Loan") to the borrower or owners of the borrower in excess of mortgage amounts insured under GNMA, FNMA or FHA programs that increases the Trust's total financing with respect to that property and participation in cash generated by property operations and any appreciation in the value of the property. The participation features related to all PIMIs are neither insured nor guaranteed. Additional Loans associated with insured mortgages issued or originated under or in connection with HUD cannot, under government regulations, be collateralized by a mortgage on the underlying property. These Additional Loans are typically collateralized with collateral satisfactory to the Advisor, but are neither insured nor guaranteed. Additional Loans associated with FNMA insured mortgages are collateralized by a subordinated mortgage on the underlying property. The borrower conveys these rights to the Trust through a subordinated loan agreement. Under the Additional Loans, the Trust receives semi-annual interest payments and a Preferred Return
   representing  a  non-compounded  cumulative   return  on  the   outstanding
   indebtedness, usually the aggregate amount of the insured mortgage and Additional Loan.

      Prior to December 27, 1998 the Trust can reinvest principal proceeds received from its mortgage investments in new mortgages. Any reinvestment in mortgages will be based on management's evaluation of market conditions for participating mortgages. When the reinvestment period ends, the Trust will distribute proceeds from prepayments or other realizations of mortgage assets to investors either through quarterly distributions or possibly special distributions.

      The Trust also acquired MBS collateralized by single-family mortgage loans issued or originated by FNMA or the Federal Home Loan Mortgage Corporation ("FHLMC"). FNMA and FHLMC guarantee the principal and interest of the FNMA and FHLMC MBS, respectively.

      Although the Trust will terminate no later than December 31, 2030, the value of the PIMIs and PIMs may be realized by the Trust through repayment or sale as early as ten years from the dates of the closings of the permanent loans, and the Trust may realize the value of all of its other investments within that time frame thereby resulting in a dissolution of the Trust significantly prior to December 31, 2030.

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

    Additionally, if the Trust does not qualify as a REIT for any taxable year, it will be subject to federal income tax as if it were a corporation and the shareholders will be taxed as shareholders of a corporation. If the Trust were taxed as a corporation, the payment of such tax by the Trust would substantially reduce the funds available for distribution to shareholders or for reinvestment. To the extent that distributions had been made in anticipation of the Trust's qualification as a REIT, the Trust might be required to borrow additional funds or to liquidate certain of its investments in order to pay the applicable tax. Moreover, should the Trust's election to be taxed as a REIT be terminated or voluntarily revoked, the Trust may not be able to elect to be treated as a REIT for the following five-year period.

      As of December 31, 1997, there were no personnel directly employed by the Trust.

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

      The number of investors holding Shares as of December 31, 1997 was approximately 15,500.

      The Trust has and intends to continue to declaring and paying dividends on a quarterly basis. The Trustees established a dividend rate per Share per quarter of $.3125 for 1997 and 1996.

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


                                    (Amounts in thousands, except for per Share amounts)

                                       1997       1996        1995       1994         1993

         Total revenues                 $ 21,291   $ 19,877    $ 20,033   $ 18,200   $ 15,867

         Net income                     $ 16,263   $ 14,999    $ 13,747   $ 13,882   $ 13,853

         Net income per Share           $    .89   $    .82    $    .75   $   .76    $    .75

         Weighted average Shares

          outstanding                     18,371     18,371      18,371    18,371      18,364

         Total assets at December 31    $293,158   $298,297    $306,965   $314,250   $322,855

         Average dividends per Share    $   1.25   $   1.25    $   1.25   $   1.25   $   1.60



      The Trust completed its public offering in 1993, therefore the Selected Financial Data for 1993 is not indicative of the Trust's future results and is not comparable with 1997, 1996, 1995 and 1994.

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

   Liquidity and Capital Resources

      At December 31, 1997, the Trust has liquidity consisting of cash and cash equivalents, of approximately $13.5 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

      The most significant demand on the Trust's liquidity are dividends paid to investors which currently approximate $23.0 million per year ($5.75 million per quarter). For 1997, the Trust declared an annual dividend of $1.25 per share, paid in quarterly installments of $.3125 per share. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

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

      During the second quarter of 1997, the Trust funded an additional $465,000 to the owner of the Willows Apartments increasing the Additional Loan amount to $1,265,000. Subsequent to the funding, the owner notified the Trust of its intention to sell the property to a third party during the third quarter. During the third quarter of 1997, the Trust received the prepayment of the Additional Loan of $1,265,000 and the payment of $789,336 which represents all of the Preferred Interest due on the Trust s investment through the date of sale. In addition the Trust allowed the purchaser to assume the first mortgage. The Trust converted the Willows Apartment PIMI to an insured mortgage.

      Many of the properties had stable or improving performances in 1997.
   All but one of the underlying properties with stabilized operations had high average 1997 occupancies, generally between 90% and 100%. Windmill Lakes is located in a South Florida county that has seen a significant housing boom, both in newly constructed multifamily projects as well as single family development. Windmill Lakes operating performance during the third quarter continued to be adversely affected by the highly competitive housing market in Pembroke Pines, Florida. New construction in all housing sectors is being fueled by strong job and population growth in the area. Builders marketing concessions to fill new properties lowers the cost of renting a new apartment and makes it more difficult for older properties like Windmill Lakes to attract residents. The borrower has informed the Advisor that the property is being marketed for sale. Should the borrower be unable to obtain a purchase offer adequate to cover the property s outstanding liabilities, the Advisor anticipates that some measure of debt service relief will be necessary until the market stabilizes. The Advisor continues to monitor this property closely.

     Two other properties moved towards stabilized occupancy during 1997 after completing construction. Mill Pond II reached 95% by year-end, and Norumbega Point completed the initial lease-up of the assisted living community by reaching 100% occupancy by year-end. Two other recently completed properties, the Fountains Apartments and Rivergreens II Apartments, faced more challenging lease-ups due to over saturated markets but achieved occupancy in the mid 90% range by year end. Rental rate increases were achieved at more than half of the properties due to stable or improving markets or the unique character of the specific property.

      During the third quarter the borrower on the Estates PIM informed the Advisor that a sale to one of the Trust s affiliated entities of the property was pending. To facilitate the sale transaction, the borrower asked and the Advisor agreed to release the participation features of the PIM and allow the purchaser to assume the obligations of the first mortgage loan. In exchange for this modification, the Advisor required the borrower to pay a settlement of $232,000 to provide the Trust with a financial return that will be comparable to what the Trust would have expected to receive had the borrower continued to own the property. The PIM was converted to an insured mortgage when the transaction was completed during the fourth quarter of 1997.

      In addition to funding its quarterly dividends paid to investors the Trust has a remaining commitment of approximately $1.0 million on a PIM in the construction phase. The Trust has sufficient cash reserves to fund this commitment.

      For the first five years of the PIMs and PIMIs the borrowers are prohibited from prepaying of loans. For the second five years, the borrowers can prepay the loans by incurring a prepayment penalty for PIMs or paying all amounts due under the PIMIs and satisfying the required preferred return. The Trust has the option of calling certain PIMs and all the PIMIs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

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

      The Trust includes in cash and cash equivalents approximately $10 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.



            Operations
                                           (amounts in thousands, except per Shareamounts)
                                                       Year Ended December 31,

                                             1997               1996             1995
                                                 Per               Per                Per
                                       Amount   Share    Amount  Share       Amount Share

Interest on PIMs:
Base interest                        $13,828   $ .75    $13,952  $.76     $12,371  $.67
Additional loan interest               2,147     .12      1,522   .08       1,474   .08
Participation interest                 1,770     .10        768   .04         422   .02
Interest income on MBS                 2,847     .16      3,123   .17       4,616   .25
Interest income - other                  698     .04        512   .03       1,150   .06
Trust Expenses                        (2,840)   (.16)    (2,783) (.15)     (2,997) (.15)
Loss on sale of MBS                      -        -         -      -       (1,379) (.08)
Amortization of prepaid fees and
 expenses and organization costs      (2,187)   (.12)    (2,095) (.11)     (1,910) (.10)
   Net
   income                            $16,263   $ .89    $14,999  $.82     $13,747  $.75


Weight Average Shares Outstanding     18,371,477          18,371,477        18,371,477


   The net income of the Trust for 1997 increased as compared to 1996 and 1995. During the three years ended December 31, 1997 the Trust's operations underwent significant changes in the mix of interest income as the Trust continued to invest in PIMs and PIMIs during 1996 and 1995. Interest income from PIMs and PIMIs increased by approximately $1,503,000 in 1997 as compared to 1996 and approximately $1,975,000 in 1996 as compared to 1995 due to the investments in PIMs and PIMIs made during 1995.

   The Trust s total interest income for 1997 as compared to 1996 increased by approximately $1,413,000 due to higher Additional Loan interest, Participation interest and interest income other, which was partially offset by decreases in interest income on MBS and base interest on PIMs and PIMIs. The increases in Additional Loan interest and Participation interest was primarily due to the Trust receiving participation appreciation interest of approximately $789,000 from the preferred return payment related to the Willows Additional Loan payoff and Participation income interest of approximately $980,000 from 10 of its PIMs and PIMIs, as compared to $768,000 from seven of its PIMs and PIMIs in 1996. Management expects the strong operating performances of Crossings Village, Martin's Landing, St. Germain, The Lakes and Windsor Lakes will continue and the Trust will continue to receive Participation income interest. The Seasons, which was completely renovated in 1994 and 1995, performed very well during 1996 and 1997. As a result of this in 1997, the Trust began recognizing additional loan income and Participation interest income from The Seasons and management expects it to continue to do so in 1998. This was offset by a decrease in interest income on MBS and base interest on PIMs and PIMIs. Interest income on MBS and base interest on PIMs and PIMIs will continue to decline as principal collections reduce the outstanding balance of the MBS, PIM and PIMI portfolios.

   The Trust s expenses increased by approximately $57,000 or 2% in 1997 as compared to 1996 primarily due to an increase in expense reimbursements and general and administrative expense. This was offset by lower asset management fees resulting from a declining asset base when comparing 1997 to 1996.

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

   Trust expenses, exclusive of losses from the sale of MBS, decreased by $214,000 in 1996 versus 1995 as a result of decreases in expenses reimbursements, lower asset management fees and reduced general and administrative expenses.


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

      None.

                                     PART III

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information as to the Trustees and Executive Officers of Krupp Government Income Trust II is as follows:

                      Position with Krupp

      Name and Age    Government Income Trust II

      Douglas Krupp (51)                              Chairman of Board of
                                                      Trustees and Trustee
   *  Charles N. Goldberg (56)                        Trustee
   *  E. Robert Roskind (52)                          Trustee
   *  J. Paul Finnegan (72)                           Trustee
      Robert A. Barrows (40)                          Treasurer
      Scott D. Spelfogel (37)                         Clerk
      K. Scott Griggs (35)                            Assistant Clerk

   * Independent Trustee

          Douglas Krupp is Co-Founder and Chairman of The Berkshire Group. Established in 1969 as the Krupp Companies and headquartered in Boston, the Berkshire Group is a privately held real estate-based firm that has expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility management. The Berkshire Group s interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $4.5 billion. In addition, The Berkshire Group has a majority ownership interest in Harborside Healthcare (NYSE-HBR), a long-term and subacute care company and a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-BRI), a real estate investment trust specializing in apartment investments. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company, Inc. and Harborside Healthcare. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust.

          Charles N. Goldberg is of counsel to the law firm of Broocks, Baker & Lange, L.L.P. Prior to joining Broocks, Baker & Lange, L.L.P., Mr. Goldberg was a partner in the law firm of Hirsch & Westheimer from March of 1996 to December of 1997. Prior to Hirsch & Westheimer, he was the Managing Partner of Goldberg Brown, Attorneys at Law from 1980 to March of 1996. He currently serves as a Trustee of Krupp Government Income Trust. He is also currently a director of Berkshire Realty Company, Inc. (NYSE-
   BRI). He received a B.B.A. degree and a J.D. degree from the University of Texas. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas.

          E. Robert Roskind is the Chairman and Co-Chief Executive Officer of Lexington Corporate Properties, a self-administered REIT, the shares of which are listed on the NYSE. Mr. Roskind is also the Managing Partner of The LCP Group, a real estate investment firm based in New York, the predecessor of which he co-founded in 1974. He currently serves as a Trustee of Krupp Government Income Trust. He is also currently a director of Berkshire Realty Company, Inc. (NYSE-BRI). Mr. Roskind holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Columbia Law School. He has been a member of the New York Bar since 1970.

          J. Paul Finnegan retired as a partner of Coopers & Lybrand in 1987. Since then, he has been engaged in business as a consultant, a director and arbitrator. Mr. Finnegan holds a B.A. degree from Harvard College, a J.D. degree from Boston College Law School and an ASA from Bentley College. Mr. Finnegan currently serves as a Trustee of Krupp Government Income Trust.
   He is also currently a director at Scituate Federal Savings Bank and a director of Berkshire Realty Company, Inc. (NYSE-BRI). Mr. Finnegan is a Certified Public Accountant and an attorney.

          Robert A. Barrows is the Treasurer of the Trust and is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury, management information systems and loan closing and servicing for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

          Scott D. Spelfogel is the Clerk of the Trust and is Senior Vice President and General Counsel to The Berkshire Group. He previously served as Vice President and Assistant General Counsel. Before joining the firm in November 1988, he was a litigator in private practice in Boston. He received a Bachelor of Science degree in Business Administration from Boston University, a Juris Doctor Degree from Syracuse University's College of Law, and a Master of Laws degree in Taxation from Boston University Law School. He is admitted to practice law in Massachusetts and New York, is a member of the American, Boston, Massachusetts and New York State bar associations, the American Corporate Counsel Association and the American Society of Corporate Secretaries and is a licensed real estate broker in Massachusetts.

          K. Scott Griggs is the Assistant Clerk of the Trust and the Vice President and Assistant General Counsel of The Berkshire Group. Before joining The Berkshire Group in March 1991, he served as counsel to The Fafard Companies, a construction and real estate firm in Greater Boston.
   He received a B.A. degree from Columbia University in 1984 and a J.D. degree from the Boston University School of Law in 1989. He is a member of the American Bar Association, Massachusetts Bar Association and the Boston Bar Association.

          In addition, the following are deemed to be Executive Officers of the registrant:

          George Krupp (age 53) is the Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies and headquartered in Boston, the Berkshire Group is a privately held real estate-based firm that has expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility management. The Berkshire Group s interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $4.5 billion. In addition, The Berkshire Group has a majority ownership interest in Harborside Healthcare (NYSE-HBR), a long-term and subacute care company and a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-BRI), a real estate investment trust specializing in apartment investments. Mr. Krupp received his undergraduate education from the University of Pennsylvania and Harvard University Extension School and holds a Master s Degree in History from Brown University.

          Peter F. Donovan (age 44) is Chief Executive Officer of Berkshire Mortgage Finance and overseas the strategic growth plans of this mortgage banking firm which is the 12th largest in the United States based on servicing and asset management of a $4.5 billion loan portfolio.
   Previously he served as President of Berkshire Mortgage Finance and directed the production underwriting and servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

   ITEM 11.  EXECUTIVE COMPENSATION

          Except for the Independent Trustees as described below, the Trustees and Officers of the Trust have not been and will not be compensated by the Trust for their services. However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

          Compensation of Trustees

          The Trust paid each of the Independent Trustees a fee of $25,000 in 1997.


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


   Class of  Name of Beneficial              Amount and Nature of   Percent
    Stock           Owner                    Beneficial Interest    of Class

   Shares of   Douglas Krupp
   Beneficial 470 Atlantic Avenue
   Interest   Boston, Ma. 02210              10,000 Shares**          ***

   Shares of
   Beneficial
   Interest   All Directors and              10,000 Shares            ***
              Officers

      ** Mr. Krupp is a beneficial owner of the 10,000 shares held by Berkshire Mortgage Advisors Limited Partnership, the Advisor to the Company, by virtue of being a director of Berkshire Funding Corporation, the general partner of Berkshire Mortgage Advisors Limited Partnership. In each case where Mr. Krupp is a beneficial owner of shares he has shared voting and investment powers.

      *** The amount owned does not exceed one percent of the shares of beneficial interest of the Trust outstanding as of February 5, 1998.


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

               (10.7) Deed of Trust Note dated May 14, 1993 for The Estates [Exhibit 19.1 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1993.[Exhibit 10.7 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.8) Deed of Trust dated May 14, 1993 for The Estates Limited Partnership and Maryland National Mortgage Corporation.[Exhibit 10.8 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.9) Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated May 14, 1993 between The Estates Limited Partnership and Krupp Government Income Trust.[Exhibit 10.9 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.10) Subordinated Promissory Note, dated May 14, 1993, between Maryland National Mortgage Corporation and Krupp Government Income Trust.[Exhibit 10.10 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.11) Participation and Servicing Agreement dated May 14, 1993 by and between Maryland National Mortgage Corporation and Krupp Government Income Trust II [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-20164)].*

                  The Seasons

               (10.12) Subordinated Promissory Note, dated September 16, 1993, between Maryland Associates Limited Partnership and Krupp Government Income Trust [Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-20164)].*

               (10.13) Additional Loan Agreement dated September 16, 1993 between the Krupp Company Limited Partnership-IV and Krupp Government Income Trust II [Exhibit 10.2 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (file No. 0-20164)].*

               (10.14) Additional Loan Note dated September 16, 1993, between the Krupp Company Limited Partnership-IV and Krupp Government Income Trust II [Exhibit 10.3 to Registrant's Report on form 10-Q for the quarter ended September 30, 1993 (File No. 0-20164)].*

               (10.15) Participation and Servicing Agreement dated September 16, 1993 by and between Krupp Mortgage Corporation and Krupp Government Income Trust-II [Exhibit 10.4 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No.0-20164)].*

               (10.16) Deed of Trust Note dated September 16, 1993 for Maryland Associates Limited Partnership and Krupp Mortgage Corporation [Exhibit 10.11 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.17) Assignment and Assumption Agreement dated September 16, 1993 between Krupp Government Income Trust II and Krupp Government Income Trust [Exhibit 10.12 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.18) Agreement re Subordinated Note dated September 16, 1993 between Krupp Mortgage Corporation and Krupp Government Income Trust II [Exhibit 10.13 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

                  Martin's Landing

               (10.19) Subordinated Loan Agreement, dated November 9, 1993, between TRC Realty Incorporated - ML, ML Associates Limited Partnership ("Borrower") and Krupp Government Income Trust II ("Holder") [Exhibit 10.9 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

               (10.20) Subordination Agreement dated November 9, 1993 between ML Associates, L.P., and Krupp Government Income Trust II.[Exhibit 10.22 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.21) Assignment of Subordination Agreement dated November 9, 1993 from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between ML Associates, L.P., Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.23 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.22) Supplement to Prospectus dated December 1, 1993 for Federal National Mortgage Association pool number MX - 073029.[Exhibit 10.24 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  Crossings Village

               (10.23) Subordinated Loan Agreement, dated September 28, 1993 between Crossings Village Westlake Associates ("Borrower") and Krupp Government Income Trust II ("Holder")[Exhibit 10.10 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

               (10.24) Subordinated Note dated September 28, 1993 between Crossings Village Westlake Associates and Krupp Government Income Trust II [Exhibit 10.16 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.25) Subordination Agreement dated September 28, 1993 between Washington Capital DUS Inc., Crossings Village Westlake Associates and Krupp Government Income Trust II.[Exhibit 10.27 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  Norumbega Point

               (10.26) Subordinated Promissory Note, dated December 14, 1993 between Longa Vita Corporation ("Maker or Mortgagor") and Krupp Government Income Trust II ("Holder")[Exhibit 10.11 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

               (10.27) Additional Loan Note dated December 14, 1993 between Evelyn Insoft, Sidney Insoft, Richard Slifka, and Alfred A. Slifka ("Borrowers") and Krupp Government Income Trust II ("Holder") [Exhibit 10.12 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

               (10.28) Participation and Servicing Agreement dated December 14, 1993 by and between Cambridge Healthcare Funding, Inc. and Krupp Government Income Trust II.[Exhibit 10.30 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.29) Subordinated Multifamily Mortgage Assignment of Rents and Security Agreement dated December 14, 1993 between Longa Vita Corp. and Krupp Government Income Trust II.[Exhibit 10.31 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.30) Additional Loan Agreement dated December 14, 1993 between the Evelyn Insoft, Sidney Insoft, Richard Slifka and Alfred A. Silfka, Longa Vita Corp. and Krupp Government Income Trust II.[Exhibit 10.32 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.31) Mortgage Note dated December 14, 1993 between Longa Vita Corp. and Cambridge Healthcare Funding, Inc.[Exhibit 10.33 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.32) Agreement re Subordinated Note dated December 14, 1993 between Cambridge Healthcare Funding, Inc. and Krupp Government Income Trust II.[Exhibit
                            10.34 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  Sunset Summit

               (10.33) Subordinated Loan Agreement dated November 24, 1993 between Sunset Summit Limited Partnership and Krupp Government Income Trust II [Exhibit 10.21 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.34) Subordinated Note dated November 24, 1993 between Sunset Summit Limited Partnership and Krupp Government Income Trust II [Exhibit 10.22 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.35) Subordination Agreement dated November 24, 1993 between BMFLP, Sunset Summit Limited Partnership and Krupp Government Income Trust II [Exhibit
                            10.23 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.36) Assignment of Subordination Agreement dated November 24, 1993 from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between Sunset Summit Limited Partnership, Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit 10.24 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.37) Subordinate Multifamily Mortgage Agreement dated November 24, 1993 between Sunset Summit Limited Partnership and Krupp Government Income Trust II [Exhibit 10.25 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.38) Supplement to Prospectus dated January 1, 1994 for Federal National Mortgage Association pool number MX - 073030 [Exhibit 10.26 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

                  Windsor Lake

               (10.39) Subordinated Loan Agreement dated June 16, 1994 between Cedar Lake L. P. and Krupp Government Income Trust II [Exhibit 10.27 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.40) Subordinate Note dated June 16, 1994 between Cedar Lake L. P. and Krupp Government Income Trust II
                            [Exhibit 10.28 to    Registrant's report on Form
                            10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.41) Subordination Agreement dated June 16, 1994 between Berkshire Mortgage Finance Limited Partnership, Cedar Lake L. P. and Krupp Government Income Trust II [Exhibit 10.29 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.42) Assignment of Subordination Agreement dated June 16, 1994 from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between, Cedar Lake L.P. and Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit 10.30 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.43) Subordinate Multifamily Deed to Secure Debt Agreement dated June 16, 1994 between Cedar Lake L.P. and Krupp Government Income Trust II [Exhibit
                            10.31 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.44) Supplement to Prospectus dated October 1, 1994 for Federal National Mortgage Association pool number MX - 073039 [Exhibit 10.32 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

                  Oasis at Springtree

               (10.45)      Subordinate Note dated June 16, 1994 between Oasis
                            at   Springtree, Inc. and Krupp Government Income
                            Trust II [Exhibit 10.33 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.46) Subordinated Loan Agreement dated August 11, 1994 between Joseph Kodsi and Albert Kodsi, Oasis at Springtree, Inc., and Krupp Government Income Trust II.[Exhibit 10.48 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.47) Subordination Agreement dated August 11, 1994 between Berkshire Mortgage Finance Limited Partnership, Oasis at Springtree, Inc. and Krupp Government Income Trust II.[Exhibit 10.49 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File. No 0-20164)].*

               (10.48) Assignment of Subordination Agreement dated August 11, 1994 for Berkshire Mortgage Finance Limited Partnership with Federal National Mortgage Association by and between Oasis at Springtree, Inc., Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.50 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.49) Subordinated Multifamily Mortgage Assignment of Rents and Security Agreement dated August 11, 1994 between Oasis at Springtree, Inc. and Krupp Government Income Trust II.[Exhibit 10.51 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.50) Supplement to Prospectus dated January 1, 1994 for Federal National Mortgage Association pool number MX - 073043.[Exhibit 10.52 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  St Germain

               (10.51) Supplement to Prospectus dated April 1, 1994 for Federal National Mortgage Association pool number MX - 073031 [Exhibit 10.34 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.52) Subordinated Loan Agreement dated November 24, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II [Exhibit
                            10.35 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.53) Subordinate Note dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.55 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.54) Multifamily Mortgage Assignment of Rents and Security Agreement dated December 17, 1993 between
                            Abbey St. Germain Limited   Partnership and Krupp
                            Government Income Trust II.[Exhibit 10.56 to
                            Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.55)      Subordination Agreement dated December 17, 1993
                            between   Berkshire Mortgage Finance Limited
                            Partnership, Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit
                            10.57 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.56) Supplement to Prospectus dated April 1, 1994 for Federal National Mortgage Association pool number MX - 073032 [Exhibit 10.36 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.57) Subordinated Loan Agreement dated November 24, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II [Exhibit
                            10.37 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.58) Subordinated Note dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.60 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.59) Multifamily Mortgage Assignment of Rents and Security Agreement dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.61 to Registrant s report form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.60) Subordination Agreement dated December 17, 1993 between Berkshire Mortgage Finance Limited Partnership, Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit
                            10.62 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.61) Supplement to Prospectus dated April 1, 1994 for Federal National Mortgage Association pool number MX - 073033 [Exhibit 10.38 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.62) Subordinated Loan Agreement dated November 24, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II [Exhibit
                            10.39 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.63) Subordinated Note dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.65 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.64) Multifamily Mortgage Assignment of Rents and Security Agreement dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.66 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.65)      Subordination Agreement dated December 17, 1993
                            between   Berkshire Mortgage Finance Limited
                            Partnership, Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit
                            10.67 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.66) Supplement to Prospectus dated April 1, 1994 for Federal National Mortgage Association pool number MX - 073034 [Exhibit 10.40 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.67) Subordinated Loan Agreement dated November 24, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II [Exhibit
                            10.41 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

               (10.68) Subordinated Note dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.70 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.69) Multifamily Mortgage Assignment of Rents and Security Agreement dated December 17, 1993 between Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.71 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.70) Subordination Agreement dated December 17, 1993 between Berkshire Mortgage Finance Limited Partnership, Abbey St. Germain Limited Partnership and Krupp Government Income Trust II.[Exhibit
                            10.72 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  The Willows

               (10.71) Supplement to Prospectus dated January 1, 1994 for Federal National Mortgage Association pool number MX - 073057 [Exhibit 10.42 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

                  Windmill Lakes

               (10.72) Subordinated Loan Agreement dated February 3, 1995 between Robert B. Kramer and Rose Berger, Windmill Lakes, Inc., and Krupp Government Income Trust II [Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.73) Subordinate Note dated February 3, 1995 between Windmill Lakes, Inc., and Krupp Government Income Trust II [Exhibit 10.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.74) Subordinate Multifamily Mortgage Agreement dated February 3, 1995 between Windmill Lakes, Inc., and Krupp Government Income Trust II [Exhibit 10.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.75) Subordination Agreement dated February 3, 1995 by and among Green Park Financial Limited Partnership, Krupp Government Income Trust II and Windmill Lakes, Inc. [Exhibit 10.4 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

                  The Lakes

               (10.76) Subordinated Loan Agreement dated June 29, 1995, between Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.5 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.77) Subordinate Note dated June 29, 1995, between Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.6 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.78) Subordinate Multifamily Mortgage to Secure Debt Agreement dated June 29, 1995, between Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.7 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.79) Subordination Agreement dated June 29, 1995, between Berkshire Mortgage Finance Limited Partnership, Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.8 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.80) Assignment of Subordination Agreement dated June 29, 1995, from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between, Lake Associates, L.P. and Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit 10.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.81) Supplement to Prospectus dated November 1, 1994 for Federal National Mortgage Association pool number MX-073149 [Exhibit 10.10 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

                  The Fountains

               (10.82) Subordinated Promissory Note dated April 24, 1995 between CSM Fountains Limited Partnership and Krupp Government Income Trust II [Exhibit 10.11 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.83) Agreement Re: Subordinated Note dated April 24, 1995 between Berkshire Mortgage Finance Corporation and Krupp Government Income Trust II [Exhibit 10.12 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

               (10.84) Subordinated Multifamily Mortgage Assignment of Rents and Security Agreement dated April 24, 1995 between CSM Fountains Limited Partnership and Krupp Government Income Trust II [Exhibit 10.13 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

                  Falls at Hunter Pointe

               (10.85) Additional Loan Note dated August 5, 1993 between Goulding L. Stoddard ("Borrower") and Krupp Government Income Trust ("Holder").[Exhibit 10.92 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.86) Additional Loan Agreement dated August 5, 1993 between Goulding L. Stoddard ("Borrower") and Krupp Government Income Trust("Holder").[Exhibit
                            10.93 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.87) Subordinated Promissory Note, dated August 4, 1993 between Hunters Pointe Associates, Ltd. ("Maker" or "Mortgagor") and Krupp Government Income Trust ("Holder").[Exhibit 10.94 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.88) Agreement re Subordinated Note dated August 5, 1993 between TRI Capital Corporation and Krupp Government Income Trust.[Exhibit 10.95 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.89) Subordinated Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 5, 1993 between Hunters Pointe Associates, Ltd. and Krupp Government Income Trust.[Exhibit 10.96 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.90) Participation and Servicing Agreement dated August 5, 1993 by and between TRI Capital Corporation and Krupp Government Income Trust.[Exhibit 10.97 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  Rivergreens Apartments

               (10.91) Mortgage Note dated August 19, 1993 between Rivergreens Associates II Limited Partnership and Krupp Mortgage Company Limited Partnership.[Exhibit 10.98 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.92) Subordinated Promissory Note, dated August 19, 1993, between Rivergreens Associates II Limited
                            Partnership and Krupp    Government Income
                            Trust.[Exhibit 10.99 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.93) Subordinated Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 19, 1993 between Rivergreens Associates II Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.100 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                  Mill Pond II Apartments

               (10.94) Mortgage Note dated July 26, 1994 for Mill Pond II Limited Partnership and Krupp Mortgage Company Limited Partnership.[Exhibit 10.101 to
                            Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.95) Multifamily Subordinated Mortgage, Assignment of Rents and Security Agreement dated July 26, 1994 between Mill Pond II Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.102 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.96) Subordinated Promissory Note, dated July 26, 1994, between Mill Pond II Limited Partnership and Krupp Government Income Trust.[Exhibit 10.103 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               (10.97) Agreement re Subordinated Note dated July 26, 1994, between Berkshire Mortgage Finance Corporation and Krupp Government Income Trust.[Exhibit 10.104 to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

               * Incorporated by reference

   (c)    Reports on Form 8-K

               The Trust did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                    SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 1998.

                            KRUPP GOVERNMENT INCOME TRUST II




                            By: /s/ Douglas Krupp
                                        Douglas Krupp, Chairman of Board
                                        of Trustees and a Trustee of
                                        Krupp Government Income Trust II

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 12th day of March, 1998.

               Signatures   Title(s)


   /s/ Douglas Krupp        Chairman of Board of Trustees and a
   Douglas Krupp            Trustee of Krupp Government Income Trust II


   /s/ Robert A. Barrows    Treasurer of Krupp Government Income
   Robert A. Barrows        Trust II


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


   /s/ J. Paul Finnegan     Trustee of Krupp Government Income Trust II
   J. Paul Finnegan

                                              APPENDIX A

                                   KRUPP GOVERNMENT INCOME TRUST II











                            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                      ITEM 8 of FORM 10-K

                   ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                             For the Year Ended December 31, 1997

                         KRUPP GOVERNMENT INCOME TRUST II

               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






Report of Independent Accountants                                       F-3


Balance Sheets at December 31, 1997 and 1996                            F-4


Statements of Income for the Years Ended December 31, 1997, 1996
and 1995                                                               F-5


Statements of Changes in Shareholders' Equity for the Years
Ended December 31, 1997, 1996 and 1995                                 F-6


Statements of Cash Flows for the Years Ended December 31, 1997,
1996 and 1995                                                          F-7


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

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Krupp Government Income Trust II as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                                  COOPERS & LYBRAND L.L.P.









   Boston, Massachusetts
   March 9, 1998


                                   KRUPP GOVERNMENT INCOME TRUST II

                                            BALANCE SHEETS

                                      December 31, 1997 and 1996


                                                ASSETS

                                                               1997           1996

            Participating Insured Mortgage Investments
             ("PIMIs")(Notes B, C and I):
              Insured mortgages                             $145,537,234   $150,454,030
              Additional loans                                29,152,351     29,952,351
            Participating Insured Mortgages ("PIMs")
              (Notes B, D and I)                              37,645,082     49,622,337
            Mortgage-Backed Securities ("MBS")
              (Notes B, E and I)                              51,171,301     40,581,650

                    Total mortgage investments               263,505,968    270,610,368

            Cash and cash equivalents (Notes B and I)         13,520,091      9,214,592
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $6,099,180 and
             $4,510,838 (Note B)                              10,384,462     11,972,804
            Prepaid participation servicing fees, net of
             accumulated amortization of $1,858,497 and
             $1,260,283 (Note B)                               3,636,050      4,234,264
            Interest receivable and other assets               2,111,153      2,264,687

                    Total assets                            $293,157,724   $298,296,715

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

            Deferred income on Additional Loans (Note B)    $  2,755,705   $  1,582,054
            Other liabilities                                     30,949         27,085

                    Total liabilities                          2,786,654      1,609,139

            Commitments (Notes D and I)

            Shareholders' equity (Notes A and F):
              Common stock, no par value; 25,000,000
               Shares authorized; 18,371,477 Shares
               issued and outstanding                        289,864,327    296,565,241

              Unrealized gain on MBS (Notes B and E)             506,743        122,335
                                                                           Total
            Shareholders' equity                             290,371,070    296,687,576

                    Total liabilities and Shareholders'
                     equity                                 $293,157,724   $298,296,715




                                The accompanying notes are an integral
                                   part of the financial statements.

                                   KRUPP GOVERNMENT INCOME TRUST II

                                         STATEMENTS OF INCOME

                         For the Years Ended December 31, 1997, 1996 and 1995


                                                      1997         1996          1995

            Revenues:
              Interest income - PIMs and PIMIs:
                Base interest                     $13,828,125  $13,952,237   $12,371,386
                Additional Loan interest            2,147,468    1,521,980     1,473,597
                Participation interest              1,769,701      767,747       422,195
              Interest income - MBS                 2,847,442    3,122,508     4,615,991
              Interest income - other                 697,819      512,459     1,149,519

                  Total revenues                   21,290,555   19,876,931    20,032,688

            Expenses:
              Asset management fee to an
               affiliate (Note G)                   2,002,992    2,056,861     2,121,271
              Expense reimbursements to
               affiliates (Note G)                    446,357      391,260       484,718
              Amortization of prepaid expenses,
               fees and organization costs          2,186,556    2,094,905     1,909,898
              General and administrative              391,165      334,723       391,013
              Loss on sale of MBS                      -            -          1,379,074

                  Total expenses                    5,027,070    4,877,749     6,285,974

            Net income (Notes B and H)            $16,263,485  $14,999,182   $13,746,714

            Earnings per share                    $       .89  $       .82   $       .75

            Weighted average shares
              outstanding                          18,371,477   18,371,477    18,371,477



                                The accompanying notes are an integral
                                   part of the financial statements.




                                       KRUPP GOVERNMENT INCOME TRUST II

                                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             For the Years Ended December 31, 1997, 1996 and 1995


                                                                                      Total
                                                        Retained    Unrealized     Shareholders'
                                       Common Stock     Earnings    Gain on MBS       Equity

      Balance at December 31, 1994     $313,748,150   $    -        $     -      $  313,748,150

      Dividends                          (9,217,690)  (13,746,714)        -         (22,964,404)

      Net income                             -         13,746,714         -          13,746,714

      Change in unrealized gain on MBS       -              -          1,387,525      1,387,525

      Balance at December 31, 1995      304,530,460         -          1,387,525    305,917,985

      Dividends                          (7,965,219)  (14,999,182)        -         (22,964,401)

      Net income                             -         14,999,182         -          14,999,182

      Change in unrealized gain on MBS       -              -         (1,265,190)    (1,265,190)

      Balance at December 31, 1996      296,565,241         -            122,335    296,687,576

      Dividends (Notes F and H)          (6,700,914)  (16,263,485)        -         (22,964,399)

      Net income (Note H)                    -         16,263,485         -          16,263,485

      Change in unrealized gain on MBS       -              -            384,408        384,408

      Balance at December 31, 1997     $289,864,327   $     -       $    506,743   $290,371,070

      Shared issued and outstanding for each of the three years ended December 31, 1997 are
      18,371,477


                                 The accompanying notes are an integral
                                   part of the financial statements.



                                 KRUPP GOVERNMENT INCOME TRUST II

                                     STATEMENTS OF CASH FLOWS

                        For the Year Ended December 31, 1997, 1996 and 1995


                                                     1997           1996            1995

      Operating activities:
       Net income                                $16,263,485     $ 14,999,182   $ 13,746,714
       Adjustments to reconcile net income
        to net cash provided by operating
        activities:
        Loss on sale of MBS                           -                -           1,379,074
        Premium amortization                         113,094          169,589        232,104
        Amortization of prepaid expenses,
         fees and organization costs               2,186,556        2,094,905      1,909,898
        Changes in assets and liabilities:
         Decrease in interest receivable
           and other assets                          153,534           33,162        253,750
         Increase(decrease) in other
          liabilities                                  3,864            6,509           (967)

         Net cash provided by
          operating activities                    18,720,533       17,303,347     17,520,573

      Investing activities:
       Investment in PIMs                              -           (5,824,611)   (46,065,971)
       Investment in Additional Loans               (465,000)          -          (6,600,000)
       Prepayment on Additional Loan               1,265,000           -              -
       Proceeds from sale of MBS                       -               -          39,885,582
       Principal collections on MBS                4,775,477        7,427,029      8,404,511
       Principal collections on PIMs               1,800,237        1,633,902      1,299,930
       Acquisition of MBS                              -             (591,600)        -
       Increase in deferred income on
         Additional Loans                          1,173,651          555,432        546,081

         Net cash provided by (used
           for) investing activities               8,549,365        3,200,152    ( 2,529,867)

      Financing activity:
       Dividends                                 (22,964,399)     (22,964,401)   (22,964,404)

      Net increase (decrease) in cash and
       cash equivalents                            4,305,499       (2,460,902)    (7,973,698)

      Cash and cash equivalents, beginning
       of period                                   9,214,592       11,675,494     19,649,192

      Cash and cash equivalents, end of
       period                                    $13,520,091     $  9,214,592   $ 11,675,494

      Supplemental disclosure of noncash
       investing activities:

      Reclassification of investments in a
       PIM and PIMI to an MBS                    $15,093,814     $     -        $     -


                                 The accompanying notes are an integral
                                   part of the financial statements.



                         KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS


   A.  Organization

       Krupp Government Income Trust II (the "Trust") was formed on February 8, 1991 by filing a Declaration of Trust in The Commonwealth of Massachusetts. The Trust is authorized to sell and issue not more than 25,000,000 shares of beneficial interest (the "Shares"). Berkshire Mortgage Advisors Limited Partnership (the Advisor ) acquired 10,000 of such Shares for $200,000 and 18,315,158 Shares were sold for $365,686,058 net of purchase volume discounts of $617,102 under a public offering which commenced on September 11, 1991 and was completed on February 12, 1993. Under the Dividend Reinvestment Plan ("DRP"), 46,319 Shares were sold for $880,061. The Trust shall terminate on December 31, 2030, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.

   B.  Significant Accounting Policies

       The Trust uses the following accounting policies for financial reporting purposes:
         MBS

         The Trust accounts for its MBS in accordance with the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ( FAS 115"), under the classification of available-for-sale. The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

         PIMs and PIMIs

         The Trust accounts for its MBS portion of a PIM or PIMI investments in accordance with FAS 115, under the classification of held to maturity. The Trust carriesthese MBS at amortized cost.

         The Federal Housing Administration Participating Insured Mortgages and all Additional Loans are carried at amortized cost unless the Advisor of the Trust believes there is an impairment in value, in which case a valuation allowance is established in accordance with Financial Accounting Standards No. 114, Accounting by
         Creditors for Impairment of a Loan, and Financial AccountingStandard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

         Base interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") insured mortgage (less the servicer's fee) or the stated coupon rate of the Federal National Mortgage Association ("FNMA") MBS. The Trust recognizes interest related to the participation features as earned and when it deems these amounts to be collectible. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMIs generate sufficient cash flow from operations to make the required interest payments under the Additional Loans, the Trust will commence amortizing the deferred interest payments into income over the remaining estimated term of the Additional Loan.

                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued



                                    Continued
   B.  Significant Accounting Policies, Continued

         Cash Equivalents
         The Trust includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Trust invests its cash primarily in commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

         Prepaid Expenses and Fees

         Prepaid expenses and fees represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs and PIMIs. The Trust amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated payoff date of the underlying mortgage.

         The prepaid participation servicing fees are amortized using a method that approximates the effective interest method over a ten year period beginning at final endorsement of the loan if a HUD-insured loan and at closing if a FNMA loan.

         Income Taxes

         The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and believes it will continue to meet all such qualifications. Accordingly, the Trust will not be subject to federal income taxes on amounts distributed to shareholders provided it distributes annually at least 95% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Therefore, no provision for federal income taxes has been recorded in the financial statements.

         Estimates and Assumptions

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Significant estimates include the net carrying value of Additional Loans and the unrealized gain on MBS investments. Actual results could differ from those estimates.


   C.  PIMIs

       The Trust has investments in eleven PIMIs that provide financing primarily for multi-family housing. Each PIMI consists of a FNMA MBS or a sole participation interest in a HUD-insured first mortgage loan originated under the FHA lending program (collectively, the "insured mortgages") and an "Additional Loan" made to the borrower or the owners of the borrower to provide additional funds for the construction or permanent financing of the property. The FHA first mortgage loan and the first mortgage underlying the FNMA MBS provide the borrower with a below market interest rate loan, and in return, the Trust receives a percentage of the cash generated from



                                    Continued

   C.  PIMIs, Continued

       the property operations ( Participating Income Interest ) and a percentage of any appreciation of the underlying property to a preferred return, then a percentage of any appreciation thereafter
       ( Participating Appreciation Interest ) (collectively the
        Participation Interest ). The borrower conveys the participation features to the Trust through a subordinated promissory note and mortgage or a subordinate loan agreement (collectively the "Agreements"). The Trust makes the Additional Loan under the FNMA PIMIs directly to the borrower of the first mortgage loan underlying the FNMA MBS, and the borrower collateralizes the Additional Loan with a subordinated mortgage on the property. The owners of the borrower also pledge their ownership interests in the borrower as additional collateral. The Trust made the Additional Loans of the FHA PIMIs to the owners of the entity having the FHA first mortgage loan, and the owners collateralize the Additional Loan by pledging their ownership interests in the borrowing entity, their share of any distributions received, and the proceeds realized upon the refinancing of the property, sale of the property or sale of the partnership interests. Unlike the insured mortgages, the Additional Loans are neither guaranteed nor insured.

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

       The Additional Loan and Agreements for FNMA PIMIs entitles the Trust to receive (i) semi-annual payments of Base Interest on the Additional Loan, (ii) Participating Income Interest, (iii) Participating Appreciation Interest and (iv) Preferred Interest. Base Interest accrues at the stated interest rate of the Additional Loan and Participating Income Interest represents the Trust's share of the net revenue generated by the property at a stated percentage generally ranging from 25% to 35%. Base Interest and Participating Income Interest are payable only to the extent there is net revenue available to pay these amounts. However, should the borrower be unable to make the full Base Interest payment, the borrower must notify the Trust of the amount of the shortfall. The Trust can require the partners of the borrower to make a capital call contribution to the borrower to fund 50% of this shortfall, and the Trust will fund the remainder with an Operating Loan. Also, the Trust is generally limited to receiving no more than 50% of net revenue on any semi-annual payment date. Participating Appreciation Interest provides the Trust with a stated percentage, ranging from 25% to 30%, of the excess value of the property over amounts due under the first mortgage, Additional Loan and any Operating Loans, the repayment of capital call contributions, and a return of original equity to the partners of the borrower. Participating Appreciation Interest is due upon the sale, refinancing, maturity or accelerated maturity, or permitted prepayment of all amounts due under the insured mortgage and Additional Loan. Generally, the Trust will not receive more than 50% of the excess of value over the outstanding indebtedness, the payment of Preferred Interest, and the return of equity and capital call contributions to the partners of the borrower.

                                    Continued

       Preferred interest refers to a non-compounded cumulative return from the closing date of the loan to the date of calculation, at a stated interest rate generally on the original outstanding balance of the insured mortgage plus the Additional Loan and any other funds advanced to the borrower (reduced by principal payments received) less: (i) interest payments on the insured mortgage, (ii) Base Interest payments on the Additional Loan, (iii) Participating Income Interest, and (iv) Participating Appreciation Interest. Generally, the amount of Preferred Interest owed cannot exceed the excess of value over the outstanding indebtedness. Amounts due under the Additional Loan and Agreements are neither insured nor guaranteed.

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

       The insured mortgage and Agreements generally have maturities of 15 to 40 years, however, under the Agreements the Trust can accelerate the maturity dates at any time after the ninth or tenth anniversary of final endorsement for the FHA PIMIs or the closing date of the FNMA PIMIs, upon giving twelve months written notice for the payment. If the Trust accelerates the maturity date, the Trust can require payment of all amounts due under the Additional Loan and Agreements through the accelerated maturity date for the payment of amounts due under the Agreement and the HUD-insured first mortgage loan (providing the contract of insurance with the Secretary of HUD is canceled prior to the accelerated maturity date) or prepayment of the first mortgage loan underlying the FNMA MBS.



                                    Continued

   C.  PIMIs, Continued

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

       During the second quarter of 1997, the Trust advanced an additional $465,000 to the owner of the Willows Apartments, increasing the Additional Loan to $1,265,000. During the third quarter of 1997, as a result of a sale of the property to a third party, the Trust accepted a full repayment of the $1,265,000 Additional Loan and received all of its Preferred Interest of $789,336 that was earned as of the date of the sale. In conjunction with the repayment of the Additional Loan, the Trust converted the investment from a PIMI to an insured mortgage.

       At December 31, 1997 and 1996 there are no insured mortgage loans within the Trust s portfolio that are delinquent of principal or interest.

       The Trust's investments in PIMIs consists of the following at December 31, 1997 and 1996:

                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued



                                               Continued

            C.   PIMIs, Continued

               Insured          Loan        Interest      Maturity    Balance Outstanding
               Mortgages        Amount       Rate          Date       at December 31,
                                                                           1997   1996

          FHA
          The Seasons (a)   $ 23,224,649      7.875%        10/1/28   $  22,626,180  $ 22,788,436
          Hunters Pointe      12,789,100      6.875%         1/1/35      12,600,517    12,669,542

          Norumbega Point     15,598,500      7.375%         2/1/36      15,471,328    15,539,949
                                 (b)           (c)
          FNMA (d)
          Crossings Village   12,907,334       6.75%        10/1/08      12,403,728    12,542,615

          Martin's Landing    11,200,000       6.5%         12/1/08      10,756,840    10,880,778
          Sunset Summit       10,192,801       6.5%         10/1/08       9,796,408     9,909,281

          Oasis               12,401,673       6.75%         9/1/09      12,040,522    12,164,562

          Windsor Lake         9,680,344       6.75%         7/1/09       9,394,283     9,492,533
          St. Germain         11,772,494       6.75%         1/1/09      11,127,209    11,322,292

          The Willows          3,600,000      7.075%        12/1/09         -           3,540,322

          Windmill Lakes      11,600,000      6.825%         3/1/10     11,313,766     11,425,179

          The Lakes           18,387,653      6.825%         7/1/10     18,006,453     18,178,541
                            $153,354,548                              $145,537,234
                                                                            (h)      $150,454,030





                                                                  Base        Preferred
                                                                 Interest      Interest
                 Additional Loan          1997            1996     Rate          Rate

                 The Seasons (a)       $4,925,351    $ 4,925,351    9%(e)         10%
                 Hunters Pointe           650,000        650,000    7%             9%
                 Norumbega Pointe       3,063,000      3,063,000    7%            10%
                 Crossings Village      2,584,000      2,584,000    7%             9%
                 Martin s Landing       2,280,000      2,280,000    7%            12%
                 Sunset Summit          1,900,000      1,900,000    7%             9%(f)
                 St. Germain            2,860,000      2,860,000    7%
                 Oasis                  2,290,000      2,290,000    7%          9.25%
                 Windsor Lake           2,000,000      2,000,000    8%            13%
                 The Willows                 -           800,000    7%           9.5%

                 Windmill Lakes(g)      2,000,000      2,000,000  7.5%           9.5%
                 The Lakes              4,600,000      4,600,000    7%             9%

                                      $29,152,351    $29,952,351


                                    Continued
   C.  PIMIs, Continued

       (a) The total PIM and Additional Loan on this property are $32,300,000 and $6,850,000, respectively, of which 28% is held by Krupp Government Income Trust, an affiliate of the Advisor of the Trust.
       (b) The FHA approved an increase of the total loan commitment to $15,598,500.
       (c) The Trust received interest during the construction phase at a rate of 8.125% per annum.
       (d) Monthly principal and interest payments are based on a 30-year amortization with the exception of St. Germain which is based on a 25-year amortization. The unpaid principal balances due at maturity are as follows:

                 Crossings Village             $ 9,917,000
                 Martin's Landing              $ 8,524,000
                 Sunset Summit                 $ 7,763,000
                 Oasis                         $ 9,550,000
                 Windsor Lake                  $ 7,517,000
                 St. Germain                   $ 7,489,000
                 Windmill Lakes                $ 8,907,000
                 The Lakes                     $14,118,000

       (e) The base interest rate was 6% per annum for the first three years and beginning September 1, 1996 increased to 9% per annum.
       (f) The Trust will receive its Base Interest Rate and its GIT Contingent Interest on Investment (as defined in the Subordinate Loan Agreement) from net revenue up to the 9% Preferred Interest Rate and, thereafter is entitled to 25% of net revenue.
       (g) As of December 31, 1997 Windmill Lakes was in technical default on its Additional Loan for not making the full required base interest payment due on the Additional Loan. The Advisor is reviewing the property s operating results to determine whether an operating loan may be required.
       (h) The aggregate cost for federal income tax purposes is $145,537,234.

                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued

       Reconciliations of activity for 1997, 1996 and 1995 are as follows:

                                                 1997            1996            1995

            Balance at beginning of period   $150,454,030   $150,448,995    $116,047,812

                 Acquisitions                       -          1,303,436      35,427,771

                 Reclassification              (3,515,288)          -               -

                 Principal collections         (1,401,508)    (1,298,401)    (1,026,588)

            Balance at end of period         $145,537,234   $150,454,030   $150,448,995


   Property Descriptions:

 The Seasons is a 1,088-unit apartment complex located in Laurel, Maryland.
 The Falls at Hunter's Pointe ("Hunter's Pointe") is a 276-unit apartment complex located in Sandy City, Utah, a suburb of Salt Lake City.
 Norumbega Point is a 93-unit assisted living facility in Weston, Massachusetts.
 Crossings Village Apartments ("Crossings Village") is a 286-unit apartment complex located in Westlake, Ohio.
                                    Continued

                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued



            C.PIMIs, Continued

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

   D.  PIMs

       The Trust has investments in five PIMs. Currently four PIMs are for existing properties and one is funding the construction of multi-family housing. The Trust's PIMs consist of a FNMA MBS which represents the securitized first mortgage loan on the underlying property or a sole participation interest in the first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages") and participation interests in the revenue stream and appreciation of the property above specified levels. The borrower conveys these participation features to the Trust generally through a subordinated promissory note and mortgage (the "Agreement"). The Trust receives monthly principal and interest payments on the FNMA MBS guaranteed by FNMA, and HUD insures payment of principal and interest on the FHA first mortgage loan.

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

       Shared Appreciation Interest is payable when one of the following occurs: (1) the sale of the underlying property to an unrelated third party on a date which is later than five years from the date of the Agreement, (2) the maturity date of the Agreement, or (3) prepayment of the Agreement.

       Under the Agreement, the Trust, upon giving twelve months written notice, can accelerate the maturity date of the Agreement and insured mortgage to a date not earlier than ten years from the date of the Agreement for(a) the payment of all Participation interest due under the Agreement as of the accelerated maturity date or (b) the payment of all Participation interest due under the Agreement plus all amounts due on the first mortgage note on the property.

       During the fourth quarter, the borrower on the Estates PIM sold the property to one of the Trust s affiliated entities. To facilitate the sale transaction, the borrower asked and the Advisor agreed to release the participation features of the PIM and allow the purchaser to assume the obligations of the first mortgage loan. In exchange for this modification, the Advisor required the borrower to pay a settlement of $232,000 to provide the Trust with a financial return comparable to what the Trust would have expected to receive had the borrower continued to own the property. In conjunction with this tranaction, the Trust converted the investment from a PIM to an insured mortgage.

       At December 31, 1997 and 1996, the Trust had outstanding commitments on its closed construction-phase PIMs of $1,006,000. The remaining commitment will be funded from cash and cash equivalents and MBS principal collections.

       At December 31, 1997 and 1996 there are no insured mortgage loans within the Trust s portfolio that are delinquent of principal or interest.
       The Trust's PIMs consisted of the following at December 31, 1997 and 1996:

                                    Interest  Maturity
                   PIM          Amount       Rate       Date        Balance at December31,
                                                                     1997          1996
            FNMA
            Mequon Trails    $14,937,726    6.50%    1/01/08     $14,170,803   $14,355,629
                                                       (a)
            FHA
            The Estates       12,000,000    6.875%   6/01/28           -        11,692,400

            Rivergreens II     6,137,199    7.375%    1/1/35       6,058,069     6,087,163

            Mill Ponds II      8,245,300    7.125%   12/1/35       8,169,935     8,208,979
                                              (c)

            The Fountains     10,336,000    7.875%   11/1/36       9,246,275     9,278,166
                                              (d)
                      Total  $51,656,225                         $37,645,082   $49,622,337
                                                                     (e)


                         KRUPP GOVERNMENT INCOME TRUST II

                     NOTES TO FINANCIAL STATEMENTS, Continued



    D.PIMs, Continued

   (a) Principal and interest payments are based on a 30-year amortization. Unpaid principal of approximately $11,267,000 is due at maturity.
   (b) Construction-phase interest rate was 8.875% per annum. Received Final Endorsement in August 1995.
   (c) Construction-phase interest rate was 7.125%. Received Final Endorsement in May 1996.
   (d) Construction-phase interest rate is 7.875%.
   (e) The aggregate cost for federal income tax purposes is $37,645,082.

   Reconciliations of activity for 1997, 1996 and 1995 are as follows:




                                                    1997           1996          1995
            Balance at beginning of period      $49,622,337    $45,436,663    $35,071,805

                 Acquisitions                         -          4,521,175     10,638,200

                 Reclassification               (11,578,526)         -              -

                 Principal collections             (398,729)      (335,501)      (273,342)

            Balance at end of period            $37,645,082    $49,622,337    $45,436,663



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

   E.  Mortgage Backed Securities

       At December 31, 1997, the Trust's MBS portfolio has an amortized cost of approximately $50,664,558 and gross unrealized gains and losses of approximately $547,435 and $40,692, respectively. At December 31, 1996, the Trust's MBS portfolio has an amortized cost of $40,459,315 and gross unrealized gains of approximately $122,335. The MBS have maturities ranging from 2008 to 2023.

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

   F.  Shareholders' Equity, continued

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

       The Trust earned or received $1,024,097, $295,522 and $295,522 of base interest from The Seasons in 1997, 1996 and 1995, respectively (see Note C). In addition, the Trust received $83,360 in 1997 related to participating interest income.

   H.  Federal Income Taxes

       The reconciliation of the income reported in the accompanying statement of income with the income reported in the Trust's 1997 federal income tax return follows:

       Net income per statement of income                    $16,263,485

        Add: Book to tax difference for amortization             966,743
               of prepaid fees and expenses
              Additional Loan interest deferred for book
              purposes                                         1,073,578

       Net income for federal income tax purposes            $18,303,806

         The Trust paid dividends of $1.25 per share during 1997 which represents approximately $1.00 from ordinary income and $.25 represents a non-taxable distribution for federal income tax purposes.

         The basis of the Trust s assets for financial reporting purposes is less than its tax basis by approximately $4,728,000 and $4,157,000 at December 31, 1997 and 1996, respectively. The basis of the Trust s liabilities for financial reporting purposes exceeded its tax basis by approximately $2,545,000 and $1,582,000 at December 31, 1997 and 1996, respectively

   I.  Fair Value Disclosures of Financial Instruments

         The Trust uses the following methods and assumptions to estimate the fair value of each class of financial instrument:

              Cash and Cash Equivalents

              The carrying amount approximates fair value because of the short maturity of those instruments.
              MBS

              The Trust estimates the fair value of MBS based on quoted market prices.
              PIMs and PIMIs

              There is no established trading market for these investments. Management estimates the fair value of the PIMs and the insured mortgage portion of the PIMIs using quoted market prices of MBS having the same stated coupon rate as the insured mortgages and Additional Loans based on the estimated fair value of the underlying properties. Management does not include any participation income in the Trust s estimated fairvalues, because Management does not believe it can predict the time of realization of the feature with any certainty.


              Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs and PIMIs had gross unrealized losses of approximately $3,804,000 at December 31, 1997 and gross unrealized losses and gains of approximately $8,932,000 and $119,000 at December 31, 1996.

              Commitments to Fund Construction Loans and PIMIs

              For the years ended December 31, 1997 and 1996 the Trust approximates the fair values of its commitments on closed PIMs to be equal to the commitment amount of approximately $1,006,000.

              At December 31, 1997 and 1996, the estimated fair values of the Trust's financial instruments are as follows:


                                                    (rounded to thousands)
                                                      1997           1996

          Cash and cash equivalents                 $ 13,520       $  9,215

          MBS                                         51,171         40,582

          PIMs and PIMIs:
             PIMs                                     37,534         48,132
             Insured mortgages                       144,599        145,768
             Additional loans                         26,397         27,315

                                                    $273,221       $271,012




                                   KRUPP GOVERNMENT INCOME TRUST II

                                          SUPPLEMENTARY DATA
                                   SELECTED QUARTERLY FINANCIAL DATA
                                              (Unaudited)


                                               For the Quarter Ended

                                 March 31,      June 30,    September 30,  December 31,
                                   1997           1997          1997           1997

            Total revenues      $5,306,978     $5,057,310    $6,072,765    $4,853,502

            Net income          $4,012,616     $3,822,465    $4,788,267    $3,640,137

            Earnings per Share  $      .22     $      .21    $      .26    $      .20


                                               For the Quarter Ended


                                 March 31,      June 30,    September 30,  December 31,
                                   1996           1996          1996           1996

            Total revenues      $5,234,390     $4,884,080    $4,935,430    $4,823,031

            Net income          $3,975,003     $3,665,234    $3,706,177    $3,652,768

            Earnings per Share  $      .22     $      .20    $      .20    $      .20
