Form 10-Q
period 1998-03-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 1998-04-30
CIK 872467

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C. 20549


                                                FORM 10-Q

        (Mark One)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
            x          EXCHANGE ACT OF 1934

                        For the quarterly period ended    March 31, 1998
                                                    OR

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


                                KRUPP GOVERNMENT INCOME TRUST II

                                            BALANCE SHEETS

                                                ASSETS

                                                              March 31,      December 31,
                                                               1998           1997
            Participating Insured Mortgage Investments
             ("PIMIs")(Note 2):
              Insured mortgages                            $145,175,884       $145,537,234
              Additional loans                               29,152,351         29,152,351
            Participating Insured Mortgages ("PIMs")
              (Note 2)                                       37,569,147         37,645,082
            Mortgage-Backed Securities ("MBS")
              (Note 3)                                       49,804,057         51,171,301

               Total mortgage investments                   261,701,439        263,505,968

            Cash and cash equivalents                        14,656,337         13,520,091
            Prepaid acquisition fees and expenses, net of
              accumulated amortization of $ 6,496,265 and
              $6,099,180, respectively                        9,987,377         10,384,462
            Prepaid participation servicing fees, net of
              accumulated amortization of $ 1,987,080 and
              $1,858,497, respectively                        3,507,467          3,636,050
            Interest receivable and other assets              1,644,290          2,111,153

               Total assets                                $291,496,910       $293,157,724


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

            Deferred income on Additional Loans (Note 5)   $  2,586,142       $  2,755,705
            Other liabilities                                    33,822             30,949
               Total liabilities                              2,619,964          2,786,654

            Commitments (Note 2)

            Shareholders' equity (Note 4):
              Common stock, no par value; 25,000,000
               Shares authorized; 18,371,477 Shares
               issued and outstanding                       288,410,028        289,864,327

              Unrealized gain on MBS                            466,918            506,743

               Total Shareholders' equity                   288,876,946        290,371,070

               Total liabilities and Shareholders' equity  $291,496,910       $293,157,724


                                The accompanying notes are an integral
                                   part of the financial statements.

                                   KRUPP GOVERNMENT INCOME TRUST II

                                         STATEMENTS OF INCOME


                                                                 For the Three Months
                                                                    Ended March 31,

                                                                  1998            1997

            Revenue:
              Interest income - PIMs and PIMIs:
                Base interest                                 $3,136,987      $3,354,091
                Additional loan interest                         511,987         611,468

                Participation interest                           694,354         491,525

              Interest income - MBS                              958,292         729,182

              Interest income - other                            188,905         120,712
                  Total revenue                                5,490,525       5,306,978

            Expenses:
              Asset management fee to an affiliate               484,951         504,443

              Expense reimbursements to affiliates               108,483         120,910

              Amortization of prepaid fees and expenses          525,668         534,747

              General and administrative                          84,622         134,262

                  Total expenses                               1,203,724       1,294,362

            Net income                                        $4,286,801      $4,012,616

            Earnings per Share                                $      .23      $      .22

            Weighted average Shares outstanding               18,371,477      18,371,477


                                The accompanying notes are an integral
                                  part of the financial statements.







                                  KRUPP GOVERNMENT INCOME TRUST II

                                       STATEMENTS OF CASH FLOWS



                                                              For The Three Months Ended
                                                                        March 31,

                                                                    1998        1997

            Operating activities:
              Net income                                       $ 4,286,801   $4,012,616
              Adjustments to reconcile net income to net
               cash provided by operating activities:
                 Premium amortization                               27,370       23,329
                 Amortization of prepaid fees and expenses         525,668      534,747
                 Changes in assets and liabilities:
                  Decrease in interest receivable
                   and other assets                                466,863      620,507
                Increase (decrease) in other liabilities             2,873      (20,798)

            Net cash provided by operating activities            5,309,575    5,170,401

            Investing activities:
              Principal collections on MBS                       1,300,049    1,217,480
              Principal collections on PIMs                        437,285      429,608
              Increase (decrease) in deferred income
                on Additional Loans                               (169,563)      74,492

            Net cash provided by investing activities            1,567,771    1,721,580

            Financing activity:
                Dividends                                       (5,741,100)  (5,741,100)

            Net increase in cash and cash equivalents            1,136,246    1,150,881

            Cash and cash equivalents, beginning of period      13,520,091    9,214,592

            Cash and cash equivalents, end of period           $14,656,337  $10,365,473



                              The accompanying notes are an integral
                                  part of the financial statements.

                                 KRUPP GOVERNMENT INCOME TRUST II

                                   NOTES TO FINANCIAL STATEMENTS


1.Accounting PoliciesCertain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on
Form 10-Q  pursuant to the  Rules and  Regulations of the  Securities and
Exchange  Commission.   However,  in the  opinion  of Berkshire  Mortgage
Advisors Limited  Partnership, the  AAdvisor@ to Krupp  Government Income
Trust II (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December
31, 1997 for additional information relevant to significant accounting policies followed by the Trust.In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997.The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results, which may be expected for the full year. See Management's Discussion and Analysis of Financial
Condition and Results of Operations included in this report.

2.   PIMs and PIMIs

At March  31, 1998,  the Trust  has a commitment  to fund  approximately
$1,006,000  on a closed PIM.   This commitment will  be funded by cash on
hand and future principal collections from the MBS, PIMs and PIMIs.

At March 31, 1998, the Trust=s PIMs and PIMIs have a fair value of approximately $208,265,705 and gross unrealized losses of approximately $3,631,677. The PIMs and PIMIs have maturities ranging from 2008 to 2036. At March 31, 1998 there are no insured mortgage loans within the Trusts portfolio that are delinquent of principal or interest.

Windmill Lakes has been adversely affected by a competitive housing market in its South Florida area. As a result, at March 31, 1998 the borrower of the Windmill Lakes Additional Loan is in technical default on its Additional Loan for not making the full required base interest payments due on the Additional Loan. The Advisor is currently assessing the feasibility of extending debt service relief to the borrower until the market stabilizes.

            3.   MBS

At March 31,  1998, the Trust's  MBS portfolio has  an amortized cost  of approximately $49,337,139 and gross unrealized gains and losses of approximately $515,378 and $48,460. The MBS portfolio has maturities ranging from 2008 to 2023.

                                 KRUPP GOVERNMENT INCOME TRUST II

                             NOTES TO FINANCIAL STATEMENTS, Continued



            4.   Changes in Shareholder's Equity

A summary of changes in Shareholders' equity for the three months ended March 31, 1998 is as follows:
                                                  Total
                          Common      Retained    Unrealized  Shareholders'
                           Stock      Earnings    Gain(Loss)     Equity

Balance at December 31,
1997                       $289,864,327  $    -       $ 506,743   $290,371,070

Net income                       -        4,286,801        -         4,286,801

Dividends                    (1,454,299) (4,286,801)       -        (5,741,100)

Decrease in unrealized
gain on MBS                      -            -         (39,825)       (39,825)

Balance at March 31, 1998  $288,410,028  $    -       $ 466,918   $288,876,946


5.  Related Party Transactions

During the three months ended March 31, 1998 and 1997, the Trust received $221,641 and $198,261, respectively, of interest on an Additional Loan with an affiliate of the Advisor. In addition, the Trust received $68,456 and $0, respectively, related to participation interest income for the three months ended March 31, 1998 and 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Managements Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Managements expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity and Capital Resources

At March 31, 1998 the Trust has significant liquidity consisting of cash and cash equivalents, of approximately $14.7 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust's liquidity is quarterly dividends paid to investors of approximately $5.7 million. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor of the Trust periodically reviews the dividend rate to determine whether an adjustment to the dividend rate is necessary based on projected future cash flows. Based on current projections, the Advisor believes the Trust can maintain the current dividend rate for the foreseeable future.In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may reinvest the available proceeds, adjust the dividend rate or distribute such funds through a special distribution.

The borrower on the St. Germain PIMI is pursuing a refinance of the property while financing options are favorable. The borrower has requested a waiver of the prohibition preventing a repayment of the loan prior to the end of the fifth loan year, which occurs in December 1998. This request is currently under review by the Advisor. If the Advisor approves the request, the Trust will receive its preferred return as well as its share in the increase in the value of the property, which will be determined with an appraisal.

Most of the other properties in the Trust=s portfolio generate sufficient operating revenues to adequately maintain the property, service the debt and pay participating interest to the Trust. However, the operating performance of Windmill Lakes in South Florida has continued to be adversely affected by the highly competitive housing market in Pembroke Pines, and the borrower is currently delinquent in his obligation on the Additional Loan. The borrower has been trying to sell the property but has been unable to secure a purchase offer that will cover the property=s outstanding liabilities. The Advisor is currently assessing the feasibility of extending debt service relief to the borrower until the market stabilizes.

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

Assessment of Credit Risk

The Trust's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the United States Department of Housing and Urban Development(HUD) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

FNMA is a federally chartered private corporation that guarantees obligations originated under its programs. FNMA is one of the largest corporations in the United States and the Secretary of the Treasury of the United States has discretionary authority to lend up to $2.25 billion to FNMA at any time. However, obligations of FNMA are not backed by the U.S. Government. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. HUD, an agency of the U.S. Government, insures the obligations originated under its programs, which are backed by the full faith and credit of the U.S. Government.

The Trust's Additional Loans have similar risks as those associated with higher risk debt instruments,including: reliance on the owner's operating skills and ability to maintain occupancy levels, control operating expenses, maintain properties and obtain adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

The Trust includes in cash and cash equivalents approximately $13 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Operations

The following discussion relates to the operations of the Trust during the three ended months March 31, 1998 and 1997.

The Trust s net income increased slightly during the first quarter of 1998 as compared to the first quarter of 1997 due to increases in participation interest and other interest income of approximately $203,000 and $68,000, respectively and a decline in expenses of approximately $91,000. This was offset by a decrease additional loan interest of approximately $99,000. The increase in participation income is due to the Trust recognizing the settlement related to The Estates of $232,000 that was received in 1998 and three of the PIMIs paying higher participation interest for the three months ended March 31, 1998 as compared to the same period in 1997. This was offset by lower participation interest from four other PIMIs for the three months ended March 31, 1998 as compared to the same period in 1997. The decrease in Additional Loan interest is due to the prepayment of the Willows Additional Loan during the third quarter of 1997 and no Additional Loan payment from the borrower of the Windmill Lakes PIMI. Other interest income also increased due to the Trust having higher short-term investment balances during the first quarter of 1988 when compared to the same period in 1997. The decrease in expenses is primarily due to lower general and administrative expenses for transfer agent costs of approximately $30,000 during the three months ended March 31, 1998 as compared to the same period in 1997.

The decrease in base interest on PIMs and the increase in interest on MBS are primarily due to two transactions in 1997 involving the Willows Apartment PIMI and the Estates Apartment PIM. In each of these transactions the properties were sold and the Participating and Additional Loans were paid off. However, the buyer assumed the existing first mortgage and the Trust will continue to receive principal and interest on the portion of the financing but has now classified it as an MBS.

As principal collections reduce the Trust s investments in MBS, PIMs and PIMIs, interest income on MBS and base interest income on PIMs and PIMIs will decline. The Trust funds a portion of dividends with principal collections, which will continue to reduce the assets of the Trust thereby reducing the income generated by the Trust in the future.

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






          DATE:  April 23, 1998