Form 10-Q
period 1998-06-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 1998-08-12
CIK 872467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    June 30, 1998

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

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS


                                     ASSETS
                                                                              June 30,           December 31,
                                                                               1998                  1997
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2):
   Insured mortgages                                                        $144,807,366          $145,537,234
   Additional loans                                                           29,152,351            29,152,351
Participating Insured Mortgages ("PIMs")(Note 2)                              38,490,431            37,645,082
Mortgage-Backed Securities and multi-family
   insured mortgage loan (AMBS")(Note 3)                                      47,187,093            51,171,301

           Total mortgage investments                                        259,637,241           263,505,968

Cash and cash equivalents                                                     14,871,996            13,520,091
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $6,893,351 and
 $6,099,180, respectively                                                      9,590,291            10,384,462
Prepaid participation servicing fees, net of
 accumulated amortization of $2,115,663 and
 $1,858,497, respectively                                                      3,378,884             3,636,050
Interest receivable and other assets                                           1,935,229             2,111,153

           Total assets                                                     $289,413,641          $293,157,724

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note 5)                                $  2,541,374          $  2,755,705
Other liabilities                                                                 24,070                30,949

           Total liabilities                                                   2,565,444             2,786,654

Commitments (Note 2)

Shareholders' equity (Note 4):
   Common stock, no par value; 25,000,000
    Shares authorized; 18,371,477 Shares
    issued and outstanding                                                   286,334,599           289,864,327

  Unrealized gain on MBS                                                         513,598               506,743

           Total Shareholders' equity                                        286,848,197           290,371,070

           Total liabilities and Shareholders' equity                       $289,413,641          $293,157,724

                     The accompanying notes are an integral
                        part of the financial statements.





                        KRUPP GOVERNMENT INCOME TRUST II

                              STATEMENTS OF INCOME



                                                 For the Three Months                 For the Six Months
                                                     Ended June 30,                    Ended June 30,

                                                      1998               1997               1998             1997

 Revenues:
    Interest income - PIMs and
       PIMIs:
     Base interest                                 $3,206,385         $3,636,543       $6,343,372        $6,990,634
     Additional loan interest                         373,763            417,443          885,750         1,028,911
     Participation interest                           138,559           161,0008           32,913           652,525
    Interest income - MBS                             821,250            706,558        1,779,542         1,435,740
    Interest income - other                           237,848            135,766          426,753           256,478

        Total revenues                              4,777,805          5,057,310       10,268,330        10,364,288

 Expenses:
   Asset management fee to an
    affiliate                                         485,653            496,278          970,604         1,000,721
   Expense reimbursements to
    affiliates                                        (35,643)           108,482           72,840           229,392
   Amortization of prepaid
    expenses and fees                                 525,669            523,078        1,051,337         1,057,825
   General and administrative                         136,455            107,007          221,077           241,269

        Total expenses                              1,112,134          1,234,845        2,315,858         2,529,207

 Net income                                        $3,665,671         $3,822,465       $7,952,472        $7,835,081

 Earnings per share                                $      .20         $      .21       $      .43        $      .43
 Weighted average shares
  outstanding                                                18,371,477                         18,371,477


                     The accompanying notes are an integral
                        part of the financial statements.

                                         KRUPP GOVERNMENT INCOME TRUST II

                                             STATEMENTS OF CASH FLOWS



                                                                                For the Six Months
                                                                                  Ended June 30,

                                                                                 1998                 1997

 Operating activities:
   Net income                                                                $ 7,952,472          $ 7,835,081
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Premium amortization                                                        80,747               49,087
      Amortization of prepaid expenses and fees                                1,051,337            1,057,825
      Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                                       175,924              299,149
         Decrease in other liabilities                                            (6,879)             (11,045)

            Net cash provided by operating activities                          9,253,601            9,230,097

 Investing activities:
   Investment in PIMs and Insured Mortgages                                   (1,003,677)                -
   Investment in Additional Loans                                                   -                (465,000)
   Principal collections on MBS                                                3,910,316            2,213,065
   Principal collections on PIMs                                                 888,196              888,676
   Increase (decrease) in deferred income on
    Additional Loans                                                            (214,331)             116,765

            Net cash provided by investing activities                          3,580,504            2,753,506

 Financing activity:
   Dividends                                                                 (11,482,200)         (11,482,200)

 Net increase in cash and cash equivalents                                     1,351,905              501,403

 Cash and cash equivalents, beginning of period                               13,520,091            9,214,592

 Cash and cash equivalents, end of period                                   $ 14,871,996          $ 9,715,995




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

        In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 1998, the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

 2.     PIMs and PIMIs

        At June 30, 1998, the Trust's PIMs and PIMIs have a fair value of $208,866,480 and gross unrealized losses of $3,583,668, respectively. The PIMs and PIMIs have maturities ranging from 2008 to 2036. At June 30, 1998 there are no insured mortgage loans within the Trust=s portfolio that are delinquent of principal or interest.

        During the second quarter of 1998, the Trust completed the funding of its commitment on the Fountains PIM.

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

 3.     MBS

        At June 30, 1998, the Trust's MBS portfolio has an amortized cost of approximately $46,673,495 and gross unrealized gains and losses of approximately $520,704 and $7,106, respectively. The MBS portfolio has maturities ranging from 2008 to 2023.

        In June 1997, Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (FASB 130), was issued establishing standards for reporting and displaying comprehensive income and its components effective January 1, 1998. FASB 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. FASB 130 had no material effect on the Trust's financial position or results of operations.



                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

 4.     Changes in Shareholder's Equity

        A summary of changes in Shareholders' equity for the six months ended June 30, 1998 is as follows:

                                                                                                        Total
                                        Common             Retained          Unrealized           Shareholders'
                                         Stock             Earnings             Gain                 Equity

 Balance at
  December 31, 1997                 $289,864,327       $    -               $   506,743         $290,371,070

 Net income                                -           7,952,472                  -                7,952,472

 Dividends                            (3,529,728)     (7,952,472)                 -              (11,482,200)

 Change in
  unrealized gain
  on MBS                                   -               -                     6,855                 6,855

 Balance at                         $286,334,599      $    -                $  513,598          $286,848,197
  June 30, 1998

 5.     Related Party Transactions

        During the three months ended June 30, 1998 and June 30, 1997 the Trust received $0 and $56,471 of interest income on Additional Loans from an affiliate of the Advisor. During the six months ended June 30, 1998 and 1997, the Trust received $221,641 and $254,732 of interest income on Additional Loans from an affiliate of the Advisor. In addition, the Trust received $68,456 and $0 related to participation interest income for the six months ended June 30, 1998 and 1997.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding future financial performance and future
 events. These forward-looking   statements  involve  significant  risk  and
 uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

 Liquidity and Capital Resources

   At June 30, 1998 the Trust has significant liquidity consisting of cash and cash equivalents, of approximately $14.9 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

   The borrower on the St. Germain PIMI is expected to prepay the first mortgage loan and the Additional Loan on July 31, 1998 as a result of a refinancing of the property. In addition, to the principal repayments, the Trust will receive the full, preferred return earned on its investment through the date of the prepayment as well as its share of the increase in the property's value.

    Most of the other properties in the Trust's portfolio generate sufficient operating revenues to adequately maintain the property, service the debt and pay participating interest to the Trust. However the operating performance of two properties located in South Florida, Oasis at Springtree and Windmill Lakes, continue to be adversely affected by highly competitive housing markets. Low interest rates and available building sites have encouraged aggressive development of both single-family homes and new apartment product. The borrower on the Windmill Lakes PIMI is currently delinquent in his obligation on the Additional Loan. Although he is trying to sell the property, he has been unable to secure a purchase offer that will cover the property's outstanding liabilities. The Advisor is currently assessing the feasibility of extending debt service relief on Windmill Lakes until that market stabilizes.

    The borrower on the Lakes at Vinings and Martins Landing PIMIs sold the property during July 1998, and the purchaser assumed both the guaranteed first mortgage loans and the Additional Loans on both properties. However, the purchaser has requested the Trust to allow it to prepay the Additional Loans. The Advisor is currently assessing the request.

    The borrower on the Windsor Lake PIMI has approached the Trust with a request to either allow a prepayment of the PIMI at a discount or enter into a workout agreement that would provide debt service relief. There are significant repair and replacement issues with Windsor Lake that have begun to have an effect on the leasing at the property. The Advisor is currently assessing the borrower's request and expects to respond prior to year-end.

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

 Assessment of Credit Risk

   The Partnership's investments in mortgages are guaranteed or insured by the FannieMae, the Federal Home Loan Mortgage Corporation (AFHLMC@), and the United States Department of Housing and Urban Development (AHUD@) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

   FannieMae is a federally chartered private corporation that guarantees obligations originated under its programs. However, obligations of FannieMae are not backed by the U.S. Government. FannieMae is one of the largest corporations in the United States and the Secretary of the Treasury of the United States has discretionary authority to lend up to $2.25 billion to FannieMae at any time. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. HUD, an agency of the U.S. Government, insures the obligations originated under its programs, which are backed by the full faith and credit of the U.S. Government.

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

    The Trust includes in cash and cash equivalents approximately $14 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

 Operations

   The following discussion relates to the operations of the Trust during the three and six months ended June 30, 1998 and 1997.

    The Trust's net income decreased $157,000 for the three months ended June 30, 1998 as compared to the same period of 1997 due to decreases in PIM and PIMI base interest of approximately $430,000 and an increase in general and administrative expenses of approximately $29,000. This was offset by increases in other interest income and interest income on MBS of approximately $102,000 and $115,000, respectively and a decrease in expense reimbursements of $144,000. The decrease in base interest on PIMs and PIMIs and the increase in interest income on MBS for the three months ended June 30, 1998 as compared to the same period of 1997 are primarily due to two transactions in 1997 involving the Willows Apartment PIMI and the Estates Apartment PIM. In each of these transactions the properties were sold and the Participating and Additional Loans were paid off. However, the buyer assumed the existing first mortgage and the Trust will continue to receive principal and interest on the portion of the financing but has now classified it as an MBS. Other interest income also increased due to the Trust having higher short-term investment balances during the three months ended June 30, 1998 as compared to the same period of 1997. During the second quarter of 1998, the Trust received a rebate for expense reimbursements related to 1997.

    The Trust's net income increased $117,000 for the six months ended June 30, 1998 as compared to the same period of 1997. The increase was due to an increase in interest income on MBS, participation interest and other interest income of approximately $344,000, $180,000 and $170,000, respectively, and a decline in expenses of approximately $213,000. This was offset by decreases in base interest income from PIM and PIMIs of approximately $647,000 and additional loan interest of approximately $143,000. The increase in participation income is due to the Trust recognizing the settlement related to The Estates of $232,000 that was received in 1998. The increase in interest income on MBS and decrease in the base interest income from PIM and PIMIs is due to the transactions involving the Willows Apartment PIMI and the Estates Apartment PIM as mentioned above. The decrease in Additional Loan interest is due to the prepayment of the Willows Additional Loan during the third quarter of 1997 and no Additional Loan interest payment from the borrower of the Windmill Lakes PIMI. Other interest income also increased due to the Trust having higher short-term investment balances during the six months ended June 30, 1998 when compared to the same period in 1997. The decrease in expenses is primarily due to lower expenses reimbursements, asset management fee and general and administrative expenses of approximately $157,000 $30,000 and $20,000, respectively, during the six months ended June 30, 1998 as compared to the same period in 1997.

    As principal collections reduce the Trust's investments in MBS, PIMs and PIMIs, interest income on MBS and base interest income on PIMs and PIMIs will decline. The Trust funds a portion of dividends with principal collections, which will continue to reduce the assets of the Trust thereby reducing the income, generated by the Trust in the future.

                        KRUPP GOVERNMENT INCOME TRUST II

                           PART II - OTHER INFORMATION


 Item 1.      Legal Proceedings
              Response:  None

 Item 2.      Changes in Securities
              Response:  None,

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




 DATE:  July 31, 1998