Form 10-Q
period 1998-09-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 1998-11-12
CIK 872467

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998

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


                        KRUPP GOVERNMENT INCOME TRUST II

                                  BALANCE SHEETS


                                                ASSETS
                                                                                 September 30,         December 31,
                                                                                      1998                 1997
Participating Insured Mortgages Investments ("PIMIs")
   Insured mortgages (Note 2)                                                         $133,461,199         $145,537,234
   Additional loans (Note 2)                                                            26,292,351           29,152,351
Participating Insured Mortgages ("PIMs")(Note 2)                                        38,411,591           37,645,082
Mortgage-Backed Securities and multi family
   insured mortgage loan ("MBS")(Note 3)                                                45,348,109           51,171,301

   Total mortgage investments                                                          243,513,250          263,505,968

Cash and cash equivalents                                                               16,999,123           13,520,091
Prepaid acquisition fees and expenses,
   net of accumulated amortization of
   $7,822,766 and $6,099,180                                                             8,660,876           10,384,462
Prepaid participation servicing fees,
   net of accumulated amortization of
   $2,550,732 and $1,858,497                                                             2,943,815            3,636,050
Interest receivable and other assets                                                     1,449,718            2,111,153

           Total assets                                                               $273,566,782         $293,157,724



                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                                   $  2,603,811         $  2,755,705
Other liabilities                                                                           33,820               30,949

           Total liabilities                                                             2,637,632            2,786,654

Shareholders' equity: (Note 4)
   Common Stock, no par value; 25,000,000 shares
    authorized and 18,371,477 shares outstanding                                       269,639,177          289,864,327

   Unrealized gain on MBS                                                                1,289,974              506,743

           Total Shareholders' equity                                                  270,929,151          290,371,070

           Total liabilities and Shareholders'
            equity                                                                    $273,566,782         $293,157,724







                            The accompanying notes are an integral
                               part of the financial statements.

                               KRUPP GOVERNMENT INCOME TRUST II

                                     STATEMENTS OF INCOME


                                                      For the Three Months                      For the Nine Months
                                                      Ended September 30,                       Ended September 30,

                                                       1998               1997                   1998              1997

Revenues:
  Interest income - PIMs and PIMIs:
    Base interest                                     $3,088,808          $3,483,530           $ 9,432,180           $10,474,164
    Additional loan interest                             562,037             693,294             1,447,787             1,722,205
    Participation interest                             2,274,849           1,067,176             3,107,762             1,719,701
  Interest income - MBS                                  762,244             676,796             2,541,786             2,112,536
  Interest income - other                                367,228             151,969               793,981               408,447

     Total revenues                                    7,055,166           6,072,765            17,323,496            16,437,053

Expenses:
  Asset management fee to
    an affiliate                                         465,670             503,256             1,436,274             1,503,977
  Expense reimbursements to
    affiliates                                            77,358             108,482               150,198               337,874
  Amortization of prepaid expenses
    and fees                                           1,364,484             599,818             2,415,821             1,657,643
  General and administrative                             118,793              72,942               339,870               314,211

     Total expenses                                    2,026,305           1,284,498             4,342,163             3,813,705

Net income                                             5,028,861           4,788,267            12,981,333            12,623,348

Net change in unrealized gain
    on MBS                                               776,376             420,505               783,231               209,627

Total comprehensive income                            $5,805,237          $5,208,772           $13,764,564           $12,832,975


Earnings per share                                $      .27          $      .26          $       .70           $       .69

Weighted average shares
 outstanding                                                     18,371,477                               18,371,477




















                   The accompanying notes are an integral
                      part of the financial statements.

                                              KRUPP GOVERNMENT INCOME TRUST II

                                                    STATEMENTS OF CASH FLOWS



                                                                    For the Nine Months
                                                                     Ended September 30,

                                                               1998                   1997

Operating activities:
   Net income                                                $12,981,333         $ 12,623,348
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Premium amortization                                        136,519               82,087
     Amortization of prepaid expenses and fees                 2,415,821            1,657,643
   Changes in assets and liabilities:
    Decrease in interest receivable
     and other assets                                            661,435              415,689
    Increase (decrease) in other liabilities                       2,871               (4,049)

            Net cash provided by operating activities         16,197,979           14,774,718

Investing activities:
   Investment in PIMs                                         (1,003,677)                -
   Investment in Additional Loan                                   -                 (465,000)
   Prepayment of Additional Loan                               2,860,000            1,265,000
   Principal collections on MBS                                6,469,904            3,328,820
   Principal collections on PIMs and Insured
      mortgages                                               12,313,203            1,344,342
   Increase (decrease) in deferred income on
      Additional Loans                                          (151,894)             674,919

            Net cash provided by investing activities         20,487,536            6,148,081

Financing activity:
   Dividends                                                 (33,206,483)         (17,223,299)

Net increase in cash and cash equivalents                      3,479,032            3,699,500

Cash and cash equivalents, beginning of period                13,520,091            9,214,592

Cash and cash equivalents, end of period                     $16,999,123         $ 12,914,092

Supplemental disclosure of non-cash
   investing activities:

   Reclassification of investment in a
      PIMI to an MBS                                         $      -            $  3,515,288













                             The accompanying notes are an integral
                                part of the financial statements.

                                KRUPP GOVERNMENT INCOME TRUST II

                                 NOTES TO FINANCIAL STATEMENTS


1. Accounting Policies

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor"), the Advisor to Krupp Government Income Trust II (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the Trust.

        In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of only normal recurring accruals) necessary to fairly present the Trust's financial position as of September 30, 1998, its results of operations for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997.

        The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2. PIMs and PIMIs

        At September 30, 1998, the Trust's PIMs and PIMIs have a fair value of $192,001,903 and gross unrealized losses of $3,559,427, respectively. The PIMs and PIMIs have maturities ranging from 2008 to 2036. At September 30, 1998 there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

        On July 31, 1998 and on August 25, 1998, the Trust received the prepayments of the St. Germain Additional Loan of $2,860,000 and the related FNMA MBS with a remaining principal balance of $11,006,015, respectively. In addition, the Trust received Participation Interest as follows: (i) Additional Loan interest payable through the date of sale of $83,417, (ii) Contingent Interest payable through the date of sale of $89,975, (iii) Participating Appreciation Interest of $1,874,032. On October 9, 1998, the Trust received Participating Income Interest payable through the date of sale attributable to 1998 property operations of $94,258. On September 28, 1998, the Trust made a special dividend of $.87 per share to its Shareholders.

        During the second quarter of 1998, the Trust completed the funding of its commitment on the Fountains PIM.

        Windmill Lakes has been adversely affected by a competitive housing market in its South Florida area. As a result, since March 31, 1998 the borrower of the Windmill Lakes Additional Loan has been in technical default on its Additional Loan for not making the full required base interest payments due on the Additional Loan. The Advisor is currently assessing the feasibility of extending debt service relief to the borrower until the market stabilizes.





                                          Continued

                              KRUPP GOVERNMENT INCOME TRUST II

                         NOTES TO FINANCIAL STATEMENTS, Continued


3. MBS

        At September 30, 1998, the Trust's MBS portfolio has an amortized cost of $44,058,135 and gross unrealized gains of $1,289,974. The MBS portfolio has maturities ranging from 2008 to 2023.

        In June 1997, Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (FASB 130), was issued establishing standards for reporting and displaying comprehensive income and its components effective January 1, 1998. FASB 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. Accordingly, unrealized gains (losses) on the Trust's available-for sale securities have been included in other comprehensive income.

4. Changes in Shareholders' Equity

        A summary of changes in shareholders' equity for the nine months ended September 30, 1998 is as follows:


                                                                              Total
                                   Common              Retained          Unrealized           Shareholders'
                                    Stock              Earnings             Gain                 Equity

Balance at
December 31, 1997                  $289,864,327     $      -              $   506,743           $290,371,070

Net income                               -           12,981,333                -                  12,981,333

Dividends                           (20,225,150)    (12,981,333)               -                 (33,206,483)

Change in unrealized
 gain on MBS                             -               -                    783,231                783,231

Balance at
September 30, 1998                 $269,639,177     $    -                $ 1,289,974           $270,929,151


5. Related Party Transactions

        During the three months ended September 30, 1998 and 1997 the Trust earned $221,641 and $221,641 respectively, of interest income on the Additional Loan from an affiliate of the Advisor. During the three months ended September 30, 1998 and 1997, the Trust received and deferred $0 and $547,357, respectively, of interest payments on the Additional Loan from an affiliate of the Advisor.

        During the nine months ended September 30, 1998 and 1997 the Trust earned $443,282 and $419,901, respectively, of interest income on the Additional Loan from an affiliate of the Advisor. During the nine months ended September 30, 1998 and 1997, the Trust received and deferred $0 and $603,828, respectively, of interest payments on the Additional Loan from an affiliate of the Advisor.

        In addition, the Trust received $170,652 and $83,360 from an affiliate related to Participating Interest Income for the three months ended September 30, 1998 and 1997. The Trust also received $239,107 and $83,360 from an affiliate related to Participating Interest Income for the nine months ended September 30, 1998 and 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

The Advisor of the Trust has conducted an assessment of the Trust's core internal and external computer information systems and has taken the further necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

In this regard, the Advisor of the Trust, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The Advisor completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the Advisor has generated operating efficiencies and believes its financial accounting operating systems are Year 2000 ready. The Trust incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other systems or software that the Trust is using at the present time.

The Advisor of the Trust is in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.

Liquidity and Capital Resources

At September 30, 1998 the Trust has significant liquidity consisting of cash and cash equivalents, of approximately $17 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

As a result of the St. Germain payoff the Trust made a special dividend of $.87 per share from the payoff proceeds. Consequently, the Trust's capital resources and its future cash flows will be lower. However, at this time the Advisor has determined that the Trust can maintain its current dividend rate of $1.25 per share per year. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may reinvest the available proceeds, adjust the dividend rate or distribute such funds through a special distribution.

The borrower on the Lakes at Vinings and Martins Landing PIMIs sold these properties during July 1998, and the purchaser assumed both the guaranteed first mortgage loans and the Additional Loans on both properties.

The borrower on the Windsor Lake PIMI has approached the Trust with a request to either allow a prepayment of the PIMI at a discount or enter into a workout agreement that would provide debt service relief. There are significant repair and replacement issues with Windsor Lake that will have a long-term effect on the value of the property. The Advisor is currently assessing the borrower's request and expects to respond prior to year-end.

Also the operating performance of two properties located in South Florida, Oasis at Springtree and Windmill Lakes, continue to be adversely affected by highly competitive housing markets. Low interest rates and available building sites have encouraged aggressive development of both single-family homes and new apartment product. The borrower on the Windmill Lakes PIMI is currently delinquent in his obligation on the Additional Loan. Although he is trying to sell the property, he has been unable to secure a purchase offer that will cover the property's outstanding liabilities. The Advisor is currently assessing the feasibility of extending debt service relief on Windmill Lakes until that market stabilizes. All of the other properties in the Trust's portfolio generate sufficient operating revenues to adequately maintain the property, service the debt and pay participating interest to the Trust.

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

Assessment of Credit Risk

The Trust's investments in mortgages, with the exception of the Additional Loans, are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC"), and the Department of Housing and Urban Development ("HUD"), and therefore, the certainty of the cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. However, obligations of Fannie Mae are not backed by the U.S. Government. Fannie Mae is one of the largest corporations in the United States and the Secretary of the Treasury of the United States has discretionary authority to lend up to $2.25 billion to Fannie Mae at any time. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. HUD, an agency of the U.S. Government, insures the obligations originated under its programs which are backed by the full faith and credit of the U.S. Government.

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

The Trust includes in cash and cash equivalents approximately $16.6 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Operations

The following discussion relates to the operations of the Trust during the three and nine months ended September 30, 1998 and 1997.

The Trust's net income increased for the three and nine months ended September 30, 1998 as compared to the same periods in 1997. The increases were due to increases in interest income on MBS, participation interest and interest income on cash and cash equivalents and decreases in expense reimbursements and asset management fees. This was offset by decreases in base interest income from PIMs and PIMIs and additional loan interest and increases in amortization and general and administrative expenses. The increase in interest income on MBS is primarily due to two transactions in 1997 involving the Willows Apartment PIMI and the Estates Apartment PIM. In each of these transactions the properties were sold and the Participating and Additional Loans were paid off. However, the buyer assumed the existing first mortgage and the Trust will continue to receive principal and interest on this portion of the financing but the Trust has now classified it as an MBS. The increase in participation interest is due to the Trust receiving participation interest related to prepayment of the St. Germain PIMI and also the Trust recognizing the settlement related to The Estates that was received in 1998. Interest income on cash and cash equivalents also increased due to the Trust having higher short-term investment balances during the three and nine months ended September 30, 1998 when compared to the same period in 1997. The decrease in expense reimbursements when comparing 1998 to 1997 is due to the Trust having received a rebate for expense reimbursements related to 1997. The decrease in asset management fees when comparing 1998 to 1997 is a result of the Trust's asset base declining.

The decrease in base interest on PIMs and PIMIs is due to two transactions in 1997 involving the Willows Apartment PIMI and the Estates Apartment PIM as mentioned above. The decrease in Additional Loan interest is due to the prepayment of the Willows Additional Loan during the third quarter of 1997 and no Additional Loan interest payment from the borrower of the Windmill Lakes PIMI. The increase in amortization expense is because the Trust fully amortized the remaining balance of the prepaid fees and expenses associated with the St. Germain PIMI.

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






DATE:   October 28, 1998