Form 10-K
period 1998-12-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 1999-04-01
CIK 872467

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549


                                                      FORM 10-K
(Mark One)


  X

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended                     December 31, 1998

                                                         OR




         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                       to

     Commission file number                               0-20164

                           Krupp Government Income Trust II
                   (Exact name of registrant as specified in its charter)

Massachusetts                                                         04-3073045
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                              Identification No.)

One Beacon Street, Boston, Massachusetts                             02108
(Address of principal executive offices)                           (Zip Code)

(Registrant's telephone number, including area code)          (617) 523-0066

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

The exhibit index is located on pages 13-20.

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

   The Trust's investments in PIMs on multi-family residential properties consist of a MBS or an insured mortgage loan (collectively, the "insured mortgage") guaranteed or insured as to principal and basic interest and a participation interest. The insured mortgages were issued or originated under or in connection with the housing programs of Fannie Mae or the Federal Housing Administration ("FHA") under the authority of the Department of Housing and Urban Development ("HUD"). PIMs provide the Trust with monthly payments of principal and basic interest and may also provide for Trust participation in the current revenue stream and in the residual value, if any, from a sale or other realization of the underlying property. The borrower conveys these rights to the Trust through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

   The PIMIs consist of an insured mortgage, as discussed above, and an additional loan ("Additional Loan") to the borrower or owners of the borrower in excess of mortgage amounts insured or guaranteed under GNMA, Fannie Mae or FHA programs that increases the Trust's total financing with respect to that property and participation in cash generated by property operations and any appreciation in the value of the property. The participation features related to all PIMIs are neither insured nor guaranteed. Additional Loans associated with insured mortgages issued or originated under or in connection with HUD cannot, under government regulations, be collateralized by a mortgage on the underlying property. These Additional Loans are typically collateralized with collateral satisfactory to the Advisor, but are neither insured nor guaranteed. Additional Loans associated with FNMA insured mortgages are collateralized by a subordinated mortgage on the underlying property. The borrower conveys these rights to the Trust through a subordinated loan agreement. Under the Additional Loans, the Trust receives semi-annual interest payments and a Preferred Return representing a non-compounded cumulative return on the outstanding indebtedness, usually the aggregate amount of the insured mortgage and Additional Loan.




   The Trust also acquired MBS collateralized by single-family mortgage loans issued or originated by Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC"). Fannie Mae and FHLMC guarantee the principal and interest of the Fannie Mae and FHLMC MBS, respectively.

   The Trust will  distribute  any and all proceeds  from  prepayments  or other
realizations   of  mortgage  assets  to  investors   either  through   quarterly
distributions or possibly special distributions.

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

   As of December 31, 1998, there were no personnel directly employed by the Trust.

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

   The number of investors holding Shares as of December 31, 1998 was approximately 15,500.


   The Trust has and intends to continue to declare and pay dividends on a quarterly basis. The Trustees established a dividend rate per Share per quarter of $.3125 for 1998 and 1997.

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

                                   (Amounts in thousands, except for per Share amounts)

                                               1998     1997            1996            1995            1994

Total revenues                           $ 21,630      $ 21,291         $ 19,877        $ 20,033       $ 18,200

Net income                               $ 13,183      $ 16,263         $ 14,999        $ 13,747       $ 13,882

Net income per Share                     $    .72      $    .89         $    .82        $    .75       $    .76

Weighted average Shares
 outstanding                               18,371        18,371           18,371          18,371         18,371

Total assets at December 31              $267,410      $293,158         $298,297        $306,965       $314,250

Average dividends per Share              $   2.12      $   1.25         $   1.25        $   1.25       $   1.25


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

    The Advisor of the Trust conducted an assessment of the Trust's core internal and external computer information systems and has taken the necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

    In this regard, the Advisor of the Trust, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The Advisor completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the Advisor has generated operating efficiencies and believes its financial accounting operating systems are Year 2000 ready. The Advisor of the Trust incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Trust is using at the present time.

    The Advisor of the Trust is in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. The Trust is in the process of surveying these third party providers and assessing their readiness with year 2000. To date, the Trust is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Trust has not yet obtained all written assurances that these providers would be Year 2000 ready.

The Trust currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 ready. Such plan will be developed if it becomes clear that a provider is not going to achieve its scheduled readiness objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could impact the Trust. In addition, the Trust is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. To date, The Trust has not incurred any cost associated with being Year 2000 ready. All costs have been incurred by the Advisor and it is estimated that any future Year 2000 readiness costs will be borne by the Advisor. No estimate can be made at this time as to the impact of the readiness of such third parties.

Liquidity and Capital Resources

At December 31, 1998 the Trust had significant liquidity consisting of cash and cash equivalents of approximately $18 million as well as the cash inflows provided by its investments in PIMs, PIMIs and MBS. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations as well as to provide dividends to its investors.

The most significant demand on the Trust's liquidity is dividends paid to investors, approximately $5.7 million per quarter. The Trust currently has an annual dividend rate of $1.25 per share, paid in quarterly installments of $.3125 per share. Funds for the dividends distributed by the Trust come from the principal and interest payments on the PIMs, PIMIs and MBS, the principal repayments of the PIMs, PIMIs and MBS, and the interest earned on the Trust's cash and cash equivalents. The portion of dividends attributable to the principal collected in those payments reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will decrease and over time will result in periodic adjustments to the dividends paid to investors.

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. Based on current projections, the Advisor believes the Trust can maintain the current dividend rate for the foreseeable future. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special distribution.

In addition to providing guaranteed or insured monthly principal and interest payments, the Trust's investments in the PIMs and PIMIs also may provide additional income through the interest on the Additional Loan portion of the PIMIs as well as a participation interest in the operating cash flow and increase in the value realized upon the sale or refinance of the underlying properties. However, these payments are neither guaranteed nor insured and depend on the successful operations of the underlying properties.

Most of the properties had stable operating results during 1998. High occupancy rates were maintained and moderate rental rate increases were achieved at more than half of the properties due to stable or improving markets or the unique character of the specific property. However, six properties are being closely monitored by the Advisor and warrant mention. The borrowers on the Norumbega Point and Oasis PIMIs used out-of-pocket funds to keep those Additional Loans current during 1998. Norumbega Point generated sufficient operating cash flow but was unable to use it for Additional Loan interest due to restrictions imposed by HUD on cash flow distributions, and Oasis did not generate sufficient cash flow from operations to pay the Additional Loan interest. The borrower on the Windmill Lakes PIMI is in technical default for non-payment of his contractual share of the Additional Loan interest.

The operating performance of Oasis and Windmill Lakes declined more seriously during 1998. Both properties are located in Broward County, Florida and continue to be adversely affected by the highly competitive market there. As a result both borrowers have sought debt service relief. The strength of the South Florida economy, bolstered by an expanding business environment and in-migration coupled with low interest rates and available building sites, has encouraged aggressive development of both single-family homes and new apartments. Oasis is located in the Sunrise submarket, an established market that has seen some major rehab activity as well as new infill construction in the multifamily sector. Occupancy at Oasis has remained stable over the past three years in the low 90% range, however occupancy has become increasingly more expensive to achieve. Because Oasis must compete with newer or rehabilitated properties, maintenance costs have risen as the standards apartment communities are judged by continue to rise. However, as an older property, Oasis has not been able to command the commensurate rental rate increases it needs to be able to pay for improvements that will enhance its appeal in the market. Consequently, the Advisor has tentatively agreed to defer the Additional Loan interest payments for 1999 to free up funds for some major capital projects. As a result of the factors described above, in December 1998, management determined that the additional loan collateralized by the Oasis asset was impaired. As a result the Trust recorded a valuation allowance of $994,000 in the fourth quarter of 1998.

Windmill Lakes is located in the Pembroke Pines submarket, a market that had vast tracts of vacant land three years ago and has seen explosive construction activity since then in the single-family, multifamily and retail sectors. Windmill Lakes is a ten-year old, basic apartment community that has not been able to compete against the influx of new apartment communities that are loaded with amenities. Builders use deep marketing concessions to fill the new properties, lowering the cost of renting a new apartment and making it more difficult for older properties like Windmill Lakes to attract residents.
Occupancy at year-end had fallen below 80%. The property's curb appeal, a critical element in a competitive market, has suffered as well because there has not been enough cash flow for adequate maintenance. Consequently, due to lack of cash flow, the borrower is delinquent in his obligation to pay Additional Loan interest. Although he is trying to sell the property, the borrower has been unable to secure a purchase price that will cover the property's outstanding liabilities. The Advisor has agreed to defer the delinquent and 1999 Additional Loan interest payments pending a sale of the property during 1999. If it becomes apparent that a sale mutually acceptable to both the Trust and the borrower will not be possible, the Advisor will reassess the feasibility of extending long-term debt service relief rather than risk the consequences of a default on the guaranteed first mortgage. As a result of the factors described above, in December 1998, management determined that the additional loan collateralized by the Windmill Lakes asset was impaired. As a result the Trust recorded a valuation allowance of $2,000,000 in the fourth quarter of 1998.

Rivergreens and Mill Pond, while generating sufficient operating revenues to service debt obligations and adequately maintain the properties, face increasingly challenging market conditions that have affected occupancy. Rivergreens is located in a submarket that typically lags behind the rest of the Portland, Oregon market, which has been affected by the Asian financial crisis and Boeing's downsizing. Occupancy at year-end was in the 90% range. Mill Pond, located in Dayton, Ohio, also has experienced the effects of a soft market created by new multifamily construction, which creates more competition, and continuing low interest rates, which shrinks the population of potential renters as they purchase homes. Occupancy fluctuated during the year, but reached a low point in the low 80% range at year-end.

The borrower on the Windsor Lake PIMI asked the Trust to either allow a prepayment of the PIMI at a discount or to enter into a workout agreement that would provide debt service relief. There are significant repair and replacement issues at the property that will have a long-term effect on its value. During the fourth quarter 1998, the Advisor proposed some relief on the Additional Loan in return for an increase in the Trust's participation in the property's value. However, there has been no response from the borrower.

Whether the operating performance of any of the properties mentioned above provide sufficient cash flow from operations to pay either the Additional Loan interest or participation income will depend on factors that the Trust has little or no control over. Should the properties be unable to generate sufficient cash flow to pay the Additional Loan interest, it would reduce the Trust's distributable cash flow and could affect the value of the Additional Interest collateral.

During 1998, the Trust received the full Additional Loan interest payments from ten of its eleven PIMI investments. Eight properties made the scheduled Additional Loan interest payments with operating cash flow. During 1998, the Trust received participation income from nine of its investments totalling $1,056,000. Two of the Trust's PIM investments generated operating cash flow that exceeded the criteria: Mequon paid $73,254 and Mill Pond paid $21,714. Seven of the Trust's PIMI investments generated operating cash flow that exceeded that criteria: Crossings Village paid $150,000; Lakes at Vinings paid $60,534; Martins Landing paid $50,577; St. Germain paid $359,311; The Seasons paid $239,107; Windsor Lake paid $83,781; and The Willows paid $17,734. As a result of continuing strong operating performance in 1998, the Advisor expects that most of these same properties will pay participation income to the Trust again in 1999.

During 1998, the Trust received the prepayment of the St. Germain PIMI investment when the property was refinanced. This prepayment occurred four months prior to the expiration of the five-year prohibition. However, the Advisor agreed to allow the transaction to be completed while market conditions were favorable. The Trust received the prepayment of the principal balance of the guaranteed first mortgage, $11,006,015, the principal balance of the Additional Loan, $2,860,000 and the Additional Loan interest due at the time of the prepayment, $83,417. In addition, the Trust received participation income comprised of the outstanding Preferred Return on the Trust's investment of $89,975 and the Trust's share in the increase in the value of the underlying property of $1,874,032. The Trust paid a special dividend on September 28, 1998 of $.87 per share from the prepayment proceeds of the St. Germain PIMI.

There are contractual restrictions on the prepayment of the PIMs and PIMIs. During the first five years of the investment, borrowers are generally prohibited from repayment. During the second five years, the PIM borrowers can prepay the insured first mortgage by paying the greater of a prepayment penalty or the participation interest due at the time of the prepayment. Similarly, the PIMI borrowers can prepay the insured first mortgage and the Additional Loan by satisfying the Preferred Return obligation. The participation features and the Additional Loans are neither insured nor guaranteed. If the prepayment of the PIM or PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust generally would not receive any participation income or any amounts due under the Additional Loan.

The Trust has the option to call certain PIMs and all the PIMIs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Advisor will determine the merits of exercising the call option for each PIM and PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

Assessment of Credit Risk

    The Trust's investments in mortgages, with the exception of the Additional Loans, are guaranteed or insured by Fannie Mae, FHLMC or HUD, and therefore, the risk of a material loss of amounts invested is remote. The certainty of principal on the Trust's investments primarily depends upon the creditworthiness of these entities.

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

    The Trust includes in cash and cash equivalents approximately $17.7 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Operations

                                             (amounts in thousands, except per Share amounts)
                                                                 Year Ended December 31,
                                                              1998           1997                        1996
                                                                   Per                         Per                          Per
                                                     Amount        Share          Amount       Share           Amount      Share
Interest on PIMs:
Basic interest                                       $12,450       $ .68            $13,828    $ .75           $13,952     $.76
Additional loan interest                               1,581         .09              2,147      .12             1,522      .08
Participation income                                   3,252         .18              1,770      .10               768      .04
Interest income on MBS                                 3,265         .18              2,847      .16             3,123      .17
Interest income - other                                1,082         .06                698      .04               512      .03
Trust expenses                                        (2,553)       (.15)            (2,840)    (.16)           (2,783)    (.15)
Provision for impaired mortgage
   loans                                              (2,994)       (.16)               -         -                -         -
Amortization of prepaid fees and
   expenses and organization costs                    (2,900)       (.16)            (2,187)    (.12)           (2,095)    (.11)

Net income                                           $13,183       $ .72            $16,263     $ .89          $14,999     $.82

Weight Average Shares Outstanding                     18,371,477                    18,371,477                18,371,477


The Trust's total interest income for 1998 as compared to 1997 increased by approximately $340,000 due to higher participation income, interest income on MBS and interest income other, which was partially offset by decreases in basic interest on PIMs and PIMIs and Additional Loan interest. The increase in participation income in 1998 as compared to 1997 is due primarily to the Trust's receipt of approximately $2,323,000 from the operations and repayment of the St. Germain PIMI and approximately $929,000 from its other PIMS and PIMIs in 1998, versus $789,000 due to the repayment of the Willows Additional Loan and $981,000 of participation on the other PIMs and PIMIs. The increase in interest income on MBS is due to reclassifying the MBS portion of The Willows PIMI and The Estates PIM as MBS as a result of property sale transactions in 1997 from which the Trust received all participation owed but will continue to receive principal and interest on the first mortgage loan from the buyer. This transaction, along with the St. Germain prepayment, also caused a decrease in the basic interest on PIMs and PIMIs in 1998 as compared to 1997. The increase in other interest income is due to the Trust having higher short-term investment balances for 1998 as compared to 1997.
Additional Loan interest decreased due to the repayment of St. Germain in 1998 and Willows in the third quarter of 1997. Interest income on MBS and basic interest on PIMs and PIMIs will generally decline as principal collections reduce the outstanding balance of the MBS, PIM and PIMI portfolios.

Trust expenses decreased by approximately $287,000 or 10% in 1998 as compared to 1997 primarily due to decreases in expense reimbursements and asset management fees. In addition, the Trust recorded a provision for impaired mortgage loans of $2,994,000 related to Windmill Lakes and Oasis. The decrease in expense reimbursements when comparing 1998 to 1997 is due to the Trust having received a rebate for expense reimbursements related to 1997 during 1998. The decrease in asset management fees when comparing 1998 to 1997 resulted from the Trust's asset base declining.

The Trust's total interest income for 1997 as compared to 1996 increased by approximately $1,413,000 due to higher Additional Loan interest, participation income and other interest income, which was partially offset by decreases in interest income on MBS and basic interest on PIMs and PIMIs. The increase in participation income was primarily due to the Trust receiving Participating Appreciation Interest of approximately $789,000 from the preferred return payment related to the Willows Additional Loan payoff and participation income of approximately $981,000 from 10 of its PIMs and PIMIs, as compared to $768,000 from seven of its PIMs and PIMIs in 1996. The Seasons, which was completely renovated in 1994 and 1995, performed very well during 1996 and 1997. As a result, in 1997, the Trust began recognizing Additional Loan interest and participation income from The Seasons.

Trust expenses increased by approximately $57,000 or 2% in 1997 as compared to 1996 primarily due to an increase in expense reimbursements and general and administrative expense. This was offset by lower asset management fees resulting from a declining asset base when comparing 1997 to 1996.


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




                                                      PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information as to the Trustees and Executive Officers of Krupp Government Income Trust II is as follows:


                                             Position with Krupp
   Name and Age                              Government Income Trust II

   Douglas Krupp (52)                        Chairman of Board of Trustees and
                                             Trustee
*  Charles N. Goldberg (57)                  Trustee
*  E. Robert Roskind (54)                    Trustee
*  J. Paul Finnegan (74)                     Trustee
   Robert A. Barrows (41)                    Treasurer
   Scott D. Spelfogel (38)                   Clerk
   Kristin L. Hicks (32)                     Assistant Clerk

* Independent Trustee

      Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, mortgage banking and financial management. The Berkshire Group's interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $6.0 billion. In addition, The Berkshire Group has a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-BRI), a real estate investment trust specializing in apartment investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and he is also a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust II.

      Charles N. Goldberg is of counsel to the law firm of Broocks, Baker & Lange, L.L.P., which position he has held since December of 1997. Prior to joining Broocks, Baker & Lange, L.L.P., Mr. Goldberg was a partner in the law firm of Hirsch & Westheimer from March of 1996 to December of 1997. Prior to Hirsch & Westheimer, he was the Managing Partner of Goldberg Brown, Attorneys at Law from 1980 to March of 1996. He received a B.B.A. degree and a J.D. degree from the University of Texas. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas. He currently serves as a Trustee of Krupp Government Income Trust II and a director of Berkshire Realty Company, Inc. (NYSE-BRI).

      E. Robert Roskind is the Chairman and Co-Chief Executive Officer of Lexington Corporate Properties, a self-administered REIT, the shares of which are listed on the NYSE. Mr. Roskind has served in this capacity since October of 1993. Mr. Roskind is also the Managing Partner of The LCP Group, a real estate investment firm based in New York, the predecessor of which he co-founded in 1974. He holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Columbia Law School. He has been a member of the New York Bar since 1970. He currently serves as a Trustee of Krupp Government Income Trust II. He is also currently a director of Berkshire Realty Company, Inc. (NYSE-BRI), as well as Chairman of the Board of Trustees of Lexington Corporate Properties.

      J. Paul Finnegan retired as a partner of Coopers & Lybrand in 1987. Since then, he has been engaged in business as a consultant, a director and arbitrator. Mr. Finnegan holds a B.A. degree from Harvard College, a J.D. degree from Boston College Law School and an ASA from Bentley College. Mr. Finnegan is a Certified Public Accountant and an attorney. Mr. Finnegan currently serves as a Trustee of Krupp Government Income Trust II and a director at Scituate Federal Savings Bank and a director of Berkshire Realty Company, Inc. (NYSE-BRI). Mr. Finnegan is a Certified Public Accountant and an attorney.

      Robert A. Barrows is the Treasurer of the Trust and is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury and management information systems for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

         Scott D. Spelfogel is the Clerk of the Trust and is Senior Vice President and General Counsel to The Berkshire Group. Prior to 1997, he served as Vice President and Assistant General Counsel. Before joining the firm in November 1988, he was a litigator in private practice in Boston. He received a Bachelor of Science degree in Business Administration from Boston University, a Juris Doctor Degree from Syracuse University's College of Law, and a Master of Laws degree in Taxation from Boston University Law School. He is admitted to practice law in Massachusetts and New York, is a member of the American, Boston, Massachusetts and New York State bar associations and is a licensed real estate broker in Massachusetts.

   Kristin L. Hicks is the Assistant Clerk of the Trust and is Assistant General Counsel to The Berkshire Group. Prior to 1999, she served as Staff Attorney for The Berkshire Group beginning in September 1997, and prior to that position, she was the manager of the transfer department for Krupp Funds Group from May of 1992 through September of 1997. She received a B.A. degree from Northeastern University in 1989 and a J.D. degree from the Suffolk University Law School in 1995. She is admitted to practice law in Massachusetts and is a member of the American, Massachusetts and Boston bar associations.

   In addition, the following are deemed to be Executive Officers of the registrant:

      George Krupp (age 54) is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, mortgage banking and financial management. The Berkshire Group's interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $6.0 billion. In addition, The Berkshire Group has a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-BRI), a real estate investment trust specializing in apartment investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since December of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

      Peter F. Donovan (age 45) is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 16th largest in the United States based on servicing and asset management of a $5.7 billion loan portfolio. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

      Ronald Halpern (age 57) is President and COO of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance. He is currently a member of the Advisory Council for Fannie Mae and Freddie Mac and was prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

         Carol J.C. Mills (age 49) is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of the Boston,Bethesda and Seattle offices of Berkshire Mortgage Finance. She manages the estimated $6 billion portfolio of loans. Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999.
 From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA.
 Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.

ITEM 11.  EXECUTIVE COMPENSATION

   Except for the Independent Trustees as described below, the Trustees and Officers of the Trust have not been and will not be compensated by the Trust for their services. However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

   Compensation of Trustees

   The Trust paid each of the Independent Trustees a fee of $25,000 in 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of February 5, 1999, no person owned of record or was known by the Advisor to own beneficially more than 5% of the Trust's 18,371,477 outstanding Shares. The only Shares held by the Advisor or any of its affiliates consist of the original 10,000 Shares held by the Advisor.

Class of               Name of Beneficial               Amount and Nature of                 Percent
 Stock                        Owner                     Beneficial Interest                  of Class

Shares of              Douglas Krupp
Beneficial             One Beacon Street
Interest               Boston, Ma. 02108                10,000 Shares**                       ***

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

  *** The amount owned does not exceed one percent of the shares of beneficial interest of the Trust outstanding as of February 5, 1999.



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

         (10.5) Subordinate Multifamily Mortgage dated December 21, 1992 between Mequon Trails Townhomes Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.5 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.6) Subordination Agreement dated December 21, 1992 between Krupp Mortgage Company L.P., Krupp Government Income Trust II and Mequon Trails Townhomes Limited Partnership.[Exhibit 10.6 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*
                        The Estates

         (10.7) Deed of Trust Note dated May 14, 1993 for The Estates [Exhibit 19.1 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1993.[Exhibit 10.7 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.8) Deed of Trust dated May 14, 1993 for The Estates Limited Partnership and Maryland National Mortgage Corporation.[Exhibit 10.8 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.9) Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated May 14, 1993 between The Estates Limited Partnership and Krupp Government Income Trust.[Exhibit 10.9 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.10) Participation and Servicing Agreement dated May 14, 1993 by and between Maryland National Mortgage Corporation and Krupp Government Income Trust II [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-20164)].*

                        The Seasons

         (10.11) Subordinated Promissory Note, dated September 16, 1993, between Maryland Associates Limited Partnership and Krupp Government Income Trust [Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-20164)].*

         (10.12) Additional Loan Agreement dated September 16, 1993 between the Krupp Company Limited Partnership-IV and Krupp Government Income Trust II [Exhibit 10.2 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (file No. 0-20164)].*

         (10.13) Additional Loan Note dated September 16, 1993, between the Krupp Company Limited Partnership-IV and Krupp Government Income Trust II [Exhibit 10.3 to Registrant's Report on form 10-Q for the quarter ended September 30, 1993 (File No. 0-20164)].*

         (10.14) Participation and Servicing Agreement dated September 16, 1993 by and between Krupp Mortgage Corporation and Krupp Government Income Trust-II [Exhibit 10.4 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No.0-20164)].*

         (10.15) Deed of Trust Note dated September 16, 1993 for Maryland Associates Limited Partnership and Krupp Mortgage
                        Corporation [Exhibit 10.11 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

         (10.16) Assignment and Assumption Agreement dated September 16, 1993 between Krupp Government Income Trust II and Krupp Government Income Trust [Exhibit 10.12 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

         (10.17) Agreement re Subordinated Note dated September 16, 1993 between Krupp Mortgage Corporation and Krupp Government Income Trust II [Exhibit 10.13 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

                        Martin's Landing

         (10.18) Subordinated Loan Agreement, dated November 9, 1993, between TRC Realty Incorporated - ML, ML Associates
                        Limited Partnership ("Borrower") and Krupp Government Income Trust II ("Holder") [Exhibit 10.9 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

         (10.19) Subordination Agreement dated November 9, 1993 between ML Associates, L.P., and Krupp Government Income Trust II.[Exhibit 10.22 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.20) Assignment of Subordination Agreement dated November 9, 1993 from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between ML Associates, L.P., Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.23 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.21) Supplement to Prospectus dated December 1, 1993 for Federal National Mortgage Association pool number MX - 073029.[Exhibit 10.24 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                        Crossings Village

         (10.22) Subordinated Loan Agreement, dated September 28, 1993 between Crossings Village Westlake Associates ("Borrower") and Krupp Government Income Trust II ("Holder")[Exhibit 10.10 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No.
                        0-20164)].*

         (10.23) Subordinated Note dated September 28, 1993 between Crossings Village Westlake Associates and Krupp
                        Government Income Trust II [Exhibit 10.16 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

         (10.24) Subordination Agreement dated September 28, 1993 between Washington Capital DUS Inc., Crossings Village Westlake Associates and Krupp Government Income Trust II.[Exhibit
                        10.27 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No.
                        0-20164)].*

                        Norumbega Point

         (10.25) Subordinated Promissory Note, dated December 14, 1993 between Longa Vita Corporation ("Maker or Mortgagor") and Krupp Government Income Trust II ("Holder")[Exhibit
                        10.11 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

         (10.26) Additional Loan Note dated December 14, 1993 between Evelyn Insoft, Sidney Insoft, Richard Slifka, and Alfred
                        A. Slifka ("Borrowers") and Krupp Government Income Trust II ("Holder") [Exhibit 10.12 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

         (10.27) Participation and Servicing Agreement dated December 14, 1993 by and between Cambridge Healthcare Funding, Inc. and Krupp Government Income Trust II.[Exhibit 10.30 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.28) Subordinated Multifamily Mortgage Assignment of Rents and Security Agreement dated December 14, 1993 between Longa Vita Corp. and Krupp Government Income Trust II.[Exhibit 10.31 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.29) Additional Loan Agreement dated December 14, 1993 between the Evelyn Insoft, Sidney
                        Insoft, Richard Slifka and Alfred A. Silfka, Longa Vita Corp. and Krupp Government Income
                        Trust II.[Exhibit 10.32 to Registrant's report on Form 10-K for the year ended December
                        31, 1995 (File No. 0-20164)].*

         (10.30) Mortgage Note dated December 14, 1993 between Longa Vita Corp. and Cambridge Healthcare Funding, Inc. [Exhibit 10.33 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.31) Agreement re Subordinated Note dated December 14, 1993 between Cambridge Healthcare Funding, Inc. and Krupp Government Income Trust II.[Exhibit 10.34 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*



                        Sunset Summit

         (10.32) Subordinated Loan Agreement dated November 24, 1993 between Sunset Summit Limited Partnership and Krupp Government Income Trust II [Exhibit 10.21 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

         (10.33) Subordinated Note dated November 24, 1993 between Sunset Summit Limited Partnership and Krupp Government Income Trust II [Exhibit 10.22 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

         (10.34) Subordination Agreement dated November 24, 1993 between BMFLP, Sunset Summit Limited Partnership and Krupp Government Income Trust II [Exhibit 10.23 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

         (10.35) Assignment of Subordination Agreement dated November 24, 1993 from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between Sunset Summit Limited Partnership, Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit 10.24 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

         (10.36) Subordinate Multifamily Mortgage Agreement dated November 24, 1993 between Sunset Summit Limited Partnership and Krupp Government Income Trust II [Exhibit 10.25 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

         (10.37) Supplement to Prospectus dated January 1, 1994 for Federal National Mortgage Association pool number MX -
                        073030 [Exhibit 10.26 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

                        Windsor Lake

         (10.38) Subordinated Loan Agreement dated June 16, 1994 between Cedar Lake L. P. and Krupp Government Income Trust II [Exhibit 10.27 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

         (10.39)        Subordinate Note dated June 16, 1994 between
                        Cedar Lake L. P. and Krupp  Government Income
                        Trust II [Exhibit 10.28 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

         (10.40) Subordination Agreement dated June 16, 1994 between Berkshire Mortgage Finance Limited Partnership, Cedar Lake L. P. and Krupp Government Income Trust II [Exhibit
                        10.29 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No.
                        0-20164)].*

         (10.41) Assignment of Subordination Agreement dated June 16, 1994 from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between, Cedar Lake L.P. and Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit 10.30 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

         (10.42) Subordinate Multifamily Deed to Secure Debt Agreement dated June 16, 1994 between Cedar Lake L.P. and Krupp Government Income Trust II [Exhibit 10.31 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

         (10.43) Supplement to Prospectus dated October 1, 1994 for Federal National Mortgage Association pool number MX -
                        073039 [Exhibit 10.32 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*


                        Oasis at Springtree

         (10.44) Subordinate Note dated June 16, 1994 between Oasis at Springtree, Inc. and Krupp Government Income Trust II [Exhibit 10.33 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

         (10.45) Subordinated Loan Agreement dated August 11, 1994 between Joseph Kodsi and Albert Kodsi, Oasis at Springtree, Inc., and Krupp Government Income Trust II.[Exhibit 10.48 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.46) Subordination Agreement dated August 11, 1994 between Berkshire Mortgage Finance Limited Partnership, Oasis at Springtree, Inc. and Krupp Government Income Trust II.[Exhibit 10.49 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File. No 0-20164)].*

         (10.47) Assignment of Subordination Agreement dated August 11, 1994 for Berkshire Mortgage Finance Limited Partnership with Federal National Mortgage Association by and between Oasis at Springtree, Inc., Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.50 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.48) Subordinated Multifamily Mortgage Assignment of Rents and Security Agreement dated August 11, 1994 between Oasis at Springtree, Inc. and Krupp Government Income Trust II.[Exhibit 10.51 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.49) Supplement to Prospectus dated January 1, 1994 for Federal National Mortgage Association pool number MX - 073043.[Exhibit 10.52 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                        The Willows

         (10.50) Supplement to Prospectus dated January 1, 1994 for Federal National Mortgage Association pool number MX -
                        073057 [Exhibit 10.42 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

                        Windmill Lakes

         (10.51) Subordinated Loan Agreement dated February 3, 1995 between Robert B. Kramer and Rose Berger, Windmill Lakes, Inc., and Krupp Government Income Trust II [Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

         (10.52) Subordinate Note dated February 3, 1995 between Windmill Lakes, Inc., and Krupp Government Income Trust II [Exhibit 10.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

         (10.53) Subordinate Multifamily Mortgage Agreement dated February 3, 1995 between Windmill Lakes, Inc., and Krupp Government Income Trust II [Exhibit 10.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

         (10.54) Subordination Agreement dated February 3, 1995 by and among Green Park Financial Limited Partnership, Krupp Government Income Trust II and Windmill Lakes, Inc. [Exhibit 10.4 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

                        The Lakes

         (10.55) Subordinated Loan Agreement dated June 29, 1995, between Lake Associates, L. P. and Krupp
                        Government Income Trust II [Exhibit 10.5 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

         (10.56) Subordinate Note dated June 29, 1995, between Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.6 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

         (10.57) Subordinate Multifamily Mortgage to Secure Debt Agreement dated June 29, 1995, between Lake Associates,
                        L. P. and Krupp Government Income Trust II [Exhibit 10.7 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No.
                        0-20164)].*

         (10.58) Subordination Agreement dated June 29, 1995, between Berkshire Mortgage Finance Limited Partnership, Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.8 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

         (10.59) Assignment of Subordination Agreement dated June 29, 1995, from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between, Lake Associates, L.P. and Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit 10.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

         (10.60) Supplement to Prospectus dated November 1, 1994 for Federal National Mortgage Association pool number MX -
                        073149 [Exhibit 10.10 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

                        The Fountains

         (10.61) Subordinated Promissory Note dated April 24, 1995 between CSM Fountains Limited Partnership and Krupp Government Income Trust II [Exhibit 10.11 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

         (10.62) Agreement Re: Subordinated Note dated April 24, 1995 between Berkshire Mortgage Finance Corporation and Krupp Government Income Trust II [Exhibit 10.12 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

         (10.63) Subordinated Multifamily Mortgage Assignment of Rents and Security Agreement dated April 24, 1995 between CSM Fountains Limited Partnership and Krupp Government Income Trust II [Exhibit 10.13 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

                        Falls at Hunter Pointe

         (10.64) Additional Loan Note dated August 5, 1993 between Goulding L. Stoddard ("Borrower") and Krupp Government Income Trust ("Holder").[Exhibit 10.92 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.65) Additional Loan Agreement dated August 5, 1993 between Goulding L. Stoddard ("Borrower") and Krupp Government Income Trust ("Holder").[Exhibit 10.93 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.66) Subordinated Promissory Note, dated August 4, 1993 between Hunters Pointe Associates, Ltd. ("Maker" or "Mortgagor") and Krupp Government Income Trust ("Holder").[Exhibit 10.94 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.67) Agreement re Subordinated Note dated August 5, 1993 between TRI Capital Corporation and Krupp Government Income Trust.[Exhibit 10.95 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.68) Subordinated Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 5, 1993 between Hunters Pointe Associates, Ltd. and Krupp Government Income Trust.[Exhibit 10.96 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.69) Participation and Servicing Agreement dated August 5, 1993 by and between TRI Capital Corporation and Krupp Government Income Trust.[Exhibit 10.97 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                        Rivergreens Apartments

         (10.70) Mortgage Note dated August 19, 1993 between Rivergreens Associates II Limited Partnership and Krupp Mortgage Company Limited Partnership.[Exhibit 10.98 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.71) Subordinated Promissory Note, dated August 19, 1993, between Rivergreens Associates II Limited Partnership and Krupp Government Income Trust.[Exhibit 10.99 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.72) Subordinated Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 19, 1993 between Rivergreens Associates II Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.100 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                        Mill Pond II Apartments

         (10.73) Mortgage Note dated July 26, 1994 for Mill Pond II Limited Partnership and Krupp Mortgage Company Limited Partnership.[Exhibit 10.101 to Registrant=s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.74) Multifamily Subordinated Mortgage, Assignment of Rents and Security Agreement dated July 26, 1994 between Mill Pond II Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.102 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.75) Subordinated Promissory Note, dated July 26, 1994, between Mill Pond II Limited Partnership and Krupp Government Income Trust.[Exhibit 10.103 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.76) Agreement re Subordinated Note dated July 26, 1994, between Berkshire Mortgage Finance Corporation and Krupp Government Income Trust.[Exhibit 10.104 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         * Incorporated by reference

(c)  Reports on Form 8-K
         The Trust did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 1999.

                        KRUPP GOVERNMENT INCOME TRUST II



                           /s/Douglas Krupp
                      By: /s/ Douglas Krupp
                              Douglas Krupp, Chairman of Board of Trustees
                              and a Trustee of Krupp Government Income Trust II

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 12th day of March, 1999.

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


/s/ E. Robert Roskind               Trustee of Krupp Government Income Trust II
E. Robert Roskind


/s/ J. Paul Finnegan                Trustee of Krupp Government Income Trust II
J. Paul Finnegan

                                       APPENDIX A
                            KRUPP GOVERNMENT INCOME TRUST II











                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                              ITEM 8 of FORM 10-K

                 ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                           For the Year Ended December 31, 1998

                       KRUPP GOVERNMENT INCOME TRUST II

               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






Report of Independent Accountants                                         F-3


Balance Sheets at December 31, 1998 and 1997                              F-4


Statements of Income for the Years Ended December 31, 1998, 1997 and 1996 F-5


Statements of Changes in Shareholders' Equity for the Years
 Ended December 31, 1998, 1997 and 1996                                   F-6


Statements of Cash Flows for the Years Ended December 31, 1998,
 1997 and 1996                                                            F-7


Notes to Financial Statements                                         F-8 - F-21

Schedule II - Valuation and Qualifying Accounts                          F-22

Supplementary Data - Selected Quarterly Financial Data (Unaudited)       F-23



All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                  REPORT OF INDEPENDENT ACCOUNTANTS







To the Shareholders of
Krupp Government Income Trust II:

     In our opinion, the accompanying financial statements and financial statement schedule listed in the index on page F-2 of this Form 10-K present fairly, in all material respects, the financial position of Krupp Government Income Trust II (the "Trust") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.






                                                      PricewaterhouseCoopers LLP

Boston, Massachusetts
March 12, 1999

                                          KRUPP GOVERNMENT INCOME TRUST II

                                                   BALANCE SHEETS

                                             December 31, 1998 and 1997


                                                       ASSETS

                                                                      1998                   1997

Participating Insured Mortgage Investments ("PIMIs")(Notes B, C and I):
Insured mortgages                                                       $133,132,325           $145,537,234
Additional loans, net                                                     23,298,351             29,152,351
Participating Insured Mortgages ("PIMs")
    (Notes B, D and I)                                                    38,331,257             37,645,082
Mortgage-Backed Securities ("MBS")and Insured
mortgage loans
    (Notes B, E and I)                                                    41,834,199             51,171,301

           Total mortgage investments                                    236,596,132            263,505,968

Cash and cash equivalents (Notes B and I)                                 18,010,578             13,520,091
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $7,167,563 and
 $6,099,180 (Note B)                                                       8,289,549             10,384,462
Prepaid participation servicing fees, net of
 accumulated amortization of $2,321,513 and
 $1,858,497 (Note B)                                                       2,830,857              3,636,050
Interest receivable and other assets                                       1,682,882              2,111,153

           Total assets                                                 $267,409,998           $293,157,724

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note B)                            $  2,719,343           $  2,755,705
Other liabilities                                                             43,563                 30,949

           Total liabilities                                               2,762,906              2,786,654



Shareholders' equity (Notes A and F):
    Common stock, no par value; 25,000,000
      Shares authorized; 18,371,477 Shares
      issued and outstanding                                             264,099,856            289,864,327

    Accumulated comprehensive
      income (Notes B and E)                                                 547,236                506,743

Total Shareholders' equity                                               264,647,092            290,371,070

           Total liabilities and Shareholders'
            equity                                                      $267,409,998           $293,157,724



                     The accompanying notes are an integral
                        part of the financial statements.


                                          KRUPP GOVERNMENT INCOME TRUST II

                                                STATEMENTS OF INCOME

                                For the Years Ended December 31, 1998, 1997 and 1996


             1998                                          1997                1996

Revenues:
    Interest income - PIMs and PIMIs:
    Basic interest                                          $12,449,922          $13,828,125       $13,952,237
    Additional Loan interest                                  1,580,517            2,147,468         1,521,980
    Participation income                                      3,252,020            1,769,701           767,747
    Interest income - MBS                                     3,264,905            2,847,442         3,122,508
    Interest income - other                                   1,082,305              697,819           512,459

         Total revenues                                      21,629,669           21,290,555        19,876,931

Expenses:
    Asset management fee to an
     affiliate (Note G)                                       1,889,509            2,002,992         2,056,861
    Expense reimbursements to
     affiliates (Note G)                                        227,556              446,357           391,260
    Amortization of prepaid expenses,
      fees and organization costs                             2,900,106            2,186,556         2,094,905
    General and administrative                                  435,387              391,165           334,723
    Provision for impaired mortgage
      loans (Notes B and C)                                   2,994,000                -                 -

         Total expenses                                       8,446,558            5,027,070         4,877,749

Net income (Notes B and H)                                  $13,183,111          $16,263,485       $14,999,182

Basic earnings per share                                    $       .72          $       .89        $      .82

Weighted average shares
    outstanding                                              18,371,477           18,371,477        18,371,477

                     The accompanying notes are an integral
                        part of the financial statements.



                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 1998, 1997 and 1996



                                                                                Accumulated             Total
                                                              Retained        Comprehensive             Shareholders'
                                        Common Stock          Earnings              Income                  Equity


Balance at December 31, 1995               $304,530,460        $     -                $1,387,525           $305,917,985

Dividends                                    (7,965,219)        (14,999,182)               -                (22,964,401)

Net income                                     -                 14,999,182                -                 14,999,182

Change in unrealized gain on MBS                 -                    -               (1,265,190)            (1,265,190)

Balance at December 31, 1996                296,565,241              -                   122,335            296,687,576

Dividends                                    (6,700,914)        (16,263,485)               -                (22,964,399)

Net income                                     -                 16,263,485                -                 16,263,485

Change in unrealized gain on MBS                 -                    -                  384,408                384,408

Balance at December 31, 1997                289,864,327              -                   506,743            290,371,070

Dividends                                   (25,764,471)        (13,183,111)               -                (38,947,582)

Net income                                     -                 13,183,111                -                 13,183,111

Change in unrealized gain on MBS                 -                    -                   40,493                 40,493

Balance at December 31, 1998               $264,099,856          $    -               $  547,236           $264,647,092

Shares  issued and  outstanding  for each of the three years in the period ended
December 31, 1998 are 18,371,477


                      The accompanying notes are an integral
                        part of the financial statements.



                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

               For the Year Ended December 31, 1998, 1997 and 1996


                                                                     1998                   1997                   1996

Operating activities:
  Net income                                                      $ 13,183,111           $ 16,263,485            $ 14,999,182
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Premium amortization                                               185,276                113,094                 169,589
    Provision for impaired mortgage loans                            2,994,000                 -                      -
    Amortization of prepaid expenses,
     fees and organization costs                                     2,900,106              2,186,556               2,094,905
    Changes in assets and liabilities:
    Decrease in interest receivable
       and other assets                                                428,271                153,534                  33,162
    Increase in other liabilities                                       12,614                  3,864                   6,509

     Net cash provided by
       operating activities                                         19,703,378             18,720,533              17,303,347

Investing activities:
  Investment in PIMs                                                (1,003,676)                -                   (5,824,611)
  Investment in Additional Loans                                        -                    (465,000)                -
  Prepayment on Additional Loan                                      2,860,000              1,265,000                 -
  Principal collections on MBS                                       9,192,319              4,775,477               7,427,029
  Principal collections on PIMs                                     12,722,410              1,800,237               1,633,902
  Acquisition of MBS                                                    -                      -                     (591,600)
  Increase (decrease) in deferred income
   on Additional Loans                                                 (36,362)             1,173,651                 555,432

       Net cash provided by
            investing activities                                    23,734,691              8,549,365               3,200,152

Financing activity:
  Dividends                                                        (38,947,582)           (22,964,399)            (22,964,401)
Net increase (decrease) in cash and
 cash equivalents                                                    4,490,487              4,305,499              (2,460,902)

Cash and cash equivalents, beginning
 of period                                                          13,520,091              9,214,592              11,675,494

Cash and cash equivalents, end of
  period                                                           $18,010,578            $13,520,091             $ 9,214,592

Supplemental disclosure of noncash investing activities:

Reclassification of investments in a
  PIM and PIMI to an MBS                                           $    -                 $15,093,814             $    -




                          The accompanying notes are an
                              integral part of the
                              financial statements.


                                         KRUPP GOVERNMENT INCOME TRUST II

                                           NOTES TO FINANCIAL STATEMENTS


A. Organization

        Krupp Government Income Trust II (the "Trust") was formed on February 8, 1991 by filing a Declaration of Trust in The Commonwealth of Massachusetts. The Trust is authorized to sell and issue not more than 25,000,000 shares of beneficial interest (the "Shares"). The Trust was organized for the purpose of investing in commercial and multi-family loans and mortgage backed securities. Berkshire Mortgage Advisors Limited Partnership (the AAdvisor@) acquired 10,000 of such Shares for $200,000 and 18,315,158 Shares were sold for $365,686,058 net of purchase volume discounts of $617,102 under a public offering which commenced on September 11, 1991 and was completed on February 12, 1993. Under the Dividend Reinvestment Plan ("DRP"), 46,319 Shares were sold for $880,061. The Trust shall terminate on December 31, 2030, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.

B.      Significant Accounting Policies

        The Trust uses the following accounting policies for financial reporting purposes:

           MBS

           The Trust accounts for its MBS in accordance with the Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (AFAS 115"), under the classification of available-for-sale. The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

           Effective January 1, 1998, the Trust adopted "Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income'" (FAS
           130), was issued establishing standards for reporting and displaying comprehensive income and its components. FAS 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. FAS 130 had no material effect on the Trust's financial position or results of operations.

           The Federal Housing Administration insured mortgages are carried at amortized cost unless the Advisor of the Trust believes there is a impairment in value, in which case a valuation allowance is established in accordance with Financial Accounting Standards No. 114, AAccounting by Creditors for Impairment of a Loan,@ and Financial Accounting Standard No. 118, AAccounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. The Trust holds non-participating mortgage loans insured by the Federal
           Housing Administration and carries them at amortized cost.

           PIMs and PIMIs

           The Trust accounts for its MBS portion of a PIM or PIMI investment in accordance with FAS 115, under the classification of held to maturity. The Trust carries these MBS at amortized cost.

                                                     Continued

                                         KRUPP GOVERNMENT INCOME TRUST II

                                                 ------------------


 B.      Significant Accounting Policies, Continued

           PIMs and PIMIs, continued

           The Federal Housing Administration Participating Insured Mortgages and all Additional Loans are carried at amortized cost unless the Advisor of the Trust believes there is an impairment in value, in which case a valuation allowance is established in accordance with Financial Accounting Standards No. 114, AAccounting by Creditors for Impairment of a Loan,@ and Financial Accounting Standard No. 118, AAccounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.@

           Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") insured mortgage (less the servicer's fee) or the stated coupon rate of the Fannie Mae MBS. The Trust recognizes interest related to the participation features as earned and when it deems these amounts to be collectible.

           The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMIs generate sufficient cash flow from operations to make the required interest payments under the
           Additional Loans, the Trust has and will commence amortizing the deferred interest payments into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the trust suspends amortizing interest income.

           Impaired Mortgage Loans

           Impaired loans are those loans which the Advisor believes that the collection of all amounts due in accordance with the contractual terms of the loan agreement are not likely. Impaired loans are measured based on the fair value of the underlying collateral. Interest received on the impaired loans is generally applied against the loan principal or as interest income if deemed collectable by the Advisor.

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



                                         KRUPP GOVERNMENT INCOME TRUST II
                                     NOTES TO FINANCIAL STATEMENTS, continued
                                                ------------------


 B.      Significant Accounting Policies, Continued

           Prepaid Expenses and Fees, continued

           The prepaid participation servicing fees are amortized using a method that approximates the effective interest method over a ten-year period beginning at final endorsement of the loan if a HUD-insured loan and at closing if a Fannie Mae loan.

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

C.      PIMIs

        The Trust had investments in ten PIMIs at December 31, 1998 that provide financing primarily for multi-family housing. Each PIMI consists of a Fannie Mae MBS or a sole participation interest in a HUD-insured first mortgage loan originated under the FHA lending program (collectively, the "insured mortgages") and an "Additional Loan" made to the borrower or the owners of the borrower to provide additional funds for the construction or permanent financing of the property. The FHA first mortgage loan and the first mortgage underlying the Fannie Mae MBS provide the borrower with a below market interest rate loan, and in return, the Trust receives a percentage of the cash generated from the property operations (AParticipating Income Interest@) and a percentage of any appreciation of the underlying property to a preferred return, then a percentage of any appreciation thereafter (AParticipating Appreciation Interest@) (collectively the "participation income@). The borrower conveys the participation features to the Trust through a subordinated promissory note and mortgage or a subordinate loan agreement (collectively the "Agreements"). The Trust makes the Additional Loan under the Fannie Mae PIMIs directly to the borrower of the first mortgage loan underlying the Fannie Mae MBS, and the borrower collateralizes the Additional Loan with a subordinated mortgage on the property.


                                    Continued










                                         KRUPP GOVERNMENT INCOME TRUST II

                                     NOTES TO FINANCIAL STATEMENTS, continued
                                                ------------------

C.      PIMIs, Continued

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

        The Trust receives monthly payments of principal and interest payments on the insured mortgages and is also entitled to receive participation income and semi-annual interest payments ("Additional Loan interest") and preferred interest under the Additional Loans and Agreements. While principal and interest payments on the insured mortgages are insured or guaranteed, there are limitations to the amount and obligation to pay interest under the Additional Loan and Agreements.

        The Agreements for Fannie Mae PIMIs entitles the Trust to receive (i) semi-annual interest payments on the Additional Loan, (ii) Participating Income Interest, (iii) Participating Appreciation Interest and (iv) Preferred Interest. Additional Loan interest accrues at the stated interest rate of the Additional Loan and Participating Income Interest represents the Trust's share of the net revenue generated by the property at a stated percentage generally ranging from 25% to 35%. Additional Loan interest and Participating Income Interest are payable only to the extent there is net revenue available to pay these amounts. However, should the borrower be unable to make the full Additional Loan interest payment, the borrower must notify the Trust of the amount of the shortfall. The Trust can require the partners of the borrower to make a capital call contribution to the borrower to fund 50% of this shortfall, and the Trust will fund the remainder with an Operating Loan. Also, the Trust is generally limited to receiving no more than 50% of net revenue on any semi-annual payment date. Participating Appreciation Interest provides the Trust with a stated percentage, ranging from 25% to 30%, of the excess value of the property over amounts due under the first mortgage, Additional Loan and any Operating Loans, the repayment of capital call contributions, and a return of original equity to the partners of the borrower.

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

                                    Continued


                                         KRUPP GOVERNMENT INCOME TRUST II

                                     NOTES TO FINANCIAL STATEMENTS, continued
                                                ------------------


   C.   PIMIs, Continued

        Preferred Interest refers to a non-compounded cumulative return from the closing date of the loan to the date of calculation, at a stated interest rate generally on the original outstanding balance of the insured mortgage plus the Additional Loan and any other funds advanced to the borrower (reduced by principal payments received) less: (i) interest payments on the insured mortgage, (ii) Additional Loan interest, (iii) Participating Income Interest, and (iv) Participating Appreciation Interest. Generally, the amount of Preferred Interest owed cannot exceed the excess of value over the outstanding indebtedness. Amounts due under the Additional Loan and Agreements are neither insured nor guaranteed.

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

        The FHA PIMI Additional Loan interest is payable from the following sources: (i) any Surplus Cash received as Participating Income Interest,
        (ii) amounts conveyed to the Trust by the owners of the borrower representing distributions of Surplus Cash, and (iii) amounts in reserve accounts established with Additional Loan proceeds, if available, and any interest earned on these amounts. As with the Fannie Mae PIMIs, the borrower must notify the Trust of the amount of any Additional Loan interest shortfall. At its option the Trust can require the owners of the borrower to make a capital call for 50% of the shortfall and the Trust in certain situations could convert the remaining 50% into an operating loan or would forego the remainder.

        The FHA PIMIs also require the payment of Preferred Interest at a stated interest rate from the date of final endorsement to the date of calculation on the original outstanding balance of the insured mortgage plus the Additional Loan and any other funds advanced by the Trust to the borrower or owners of the borrowing entity (reduced by principal payments received) less: (i) interest payments paid to the Trust under the insured mortgage, (ii) Participating Income Interest, and (iii) interest payments made under the Additional Loan including amounts foregone by the Trust.

        The insured mortgage and Agreements generally have maturities of 15 to 40 years, however, under the Agreements the Trust can accelerate the maturity dates at any time after the ninth or tenth anniversary of final endorsement for the FHA PIMIs or the closing date of the Fannie Mae PIMIs, upon giving twelve months written notice for the payment.



                                    Continued


                                         KRUPP GOVERNMENT INCOME TRUST II

                                     NOTES TO FINANCIAL STATEMENTS, continued
                                                ------------------


   C.   PIMIs, Continued

        If the Trust accelerates the maturity date, the Trust can require payment of all amounts due under the Additional Loan and Agreements through the accelerated maturity date for the payment of amounts due under the Agreement and the HUD-insured first mortgage loan (providing the contract of insurance with the Secretary of HUD is canceled prior to the accelerated maturity date) or prepayment of the first mortgage loan underlying the Fannie Mae MBS.

        FHA PIMIs generally cannot be prepaid for a term of five years from the construction completion date or final endorsement. After the fifth anniversary of construction completion or final endorsement, the FHA PIMI may be prepaid without penalty providing that all amounts due under the Agreements, Additional Loan and FHA insured mortgage are paid. Fannie Mae PIMIs generally cannot be prepaid during the five years following the closing date of the underlying first mortgage loan. Thereafter, the Fannie Mae first mortgage loan may be prepaid subject to a prepayment penalty that declines each year for the next five years with no prepayment penalty after the fifth year. Any prepayment of a Fannie Mae PIMI generally requires prepayment of the first mortgage loan underlying the Fannie Mae MBS and payment of amounts due under the Agreements and Additional Loan. The Fannie Mae first mortgage loan would not need to be prepaid if there is a permitted assumption of the first mortgage loan, however, amounts due under the Agreement and Additional Loan would need to be prepaid. Any prepayment usually requires not less than 90 nor more than 180 days prior written notice.

        On July 31, 1998 and on August 25, 1998, the Trust received the prepayments of the St. Germain Additional Loan of $2,860,000 and the related Fannie Mae MBS with a remaining principal balance of $11,006,015. In addition, the Trust received participation income as follows: (i) Additional Loan interest payable through the date of sale of $83,417, (ii) Preferred Interest payable through the date of sale of $89,975, (iii) Participating Appreciation Interest of $1,874,032. On October 9, 1998, the Trust received Participating Income Interest
        payable  through  the  date  of  sale   attributable  to  1998  property
        operations of $94,258. On September 28, 1998, the Trust used these proceeds to fund a special dividend of $.87 per share to its Shareholders

        During the second quarter of 1997, the Trust advanced an additional $465,000 to the owner of the Willows Apartments, increasing the Additional Loan to $1,265,000. During the third quarter of 1997, as a result of a sale of the property to a third party, the Trust accepted a full repayment of the $1,265,000 Additional Loan and received all of its Preferred Interest of $789,336 that was earned as of the date of the sale. In conjunction with the repayment of the Additional Loan, the Trust converted the investment from a PIMI to an insured mortgage when the purchaser assumed the first mortgage.

        At December 31, 1998 and 1997 there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.







The Trust's investments in PIMIs consists of the following at December 31, 1998 and 1997:

 Insured  Loan             Interest          Maturity          Balance Outstanding
Mortgages   Amount         Rate                 Date              at December 31,
                                                                                      1998             1997
FHA
The Seasons (a)             $ 23,224,649        7.875%          10/1/28             $22,450,457         $ 22,626,180

Hunters Pointe                12,789,100        6.875%           1/1/35              12,526,503           12,600,517

Norumbega Point               15,598,500        7.375%           2/1/36              15,397,380           15,471,328

FNMA (b)
Crossings Village             12,907,334        6.75%           10/1/08              12,253,314           12,403,728

Martin's Landing              11,200,000        6.5%            12/1/08              10,622,947           10,756,840

Sunset Summit                 10,192,801        6.5%            10/1/08               9,674,470            9,796,408

Oasis                         12,401,673        6.75%            7/1/09              11,906,186           12,040,522

Windsor Lake                   9,680,344        6.75%            7/1/09               9,287,879            9,394,283

St. Germain                   11,772,494        6.75%            1/1/09                 -                 11,127,209

Windmill Lakes                11,600,000        6.825%           3/1/10              11,193,107           11,313,766

The Lakes                     18,387,653        6.825%           7/1/10              17,820,082           18,006,453

                            $149,754,548                                           $133,132,325         $145,537,234
                                                                                    (f)


                                                                                  Base            Preferred
                                                                              Interest            Interest
        Additional Loan                    1998                 1997              Rate               Rate

        The Seasons (a)                       $4,925,351         $4,925,351         9%(c)            10%
        Hunters Pointe                           650,000            650,000         7%                9%
        Norumbega Pointe                       3,063,000          3,063,000         7%               10%
        Crossings Village                      2,584,000          2,584,000         7%                9%
        Martin=s Landing                       2,280,000          2,280,000         7%               12%
        Sunset Summit                          1,900,000          1,900,000         7%                9%(d)
        St. Germain                                -              2,860,000         7%             8.75%
        Oasis                                  2,290,000          2,290,000         7%             9.25%
        Windsor Lake                           2,000,000          2,000,000         8%               13%
        Windmill Lakes (e)                     2,000,000          2,000,000       7.5%              9.5%
        The Lakes                              4,600,000          4,600,000         7%                9%

                                             $26,292,351        $29,152,351



                                                     Continued


                                         KRUPP GOVERNMENT INCOME TRUST II

                                     NOTES TO FINANCIAL STATEMENTS, continued
                                                ------------------



       (a) The total PIM and Additional Loan on this property are $32,300,000 and $6,850,000, respectively, of which 28% is held by Krupp Government Income Trust, an affiliate of the Advisor of the Trust.
       (b) Monthly principal and interest payments are based on a 30-year amortization. The unpaid principal balances due at maturity are as follows:

                    Crossings Village                              $ 9,917,000
                    Martin's Landing                               $ 8,524,000
                    Sunset Summit                                  $ 7,763,000
                    Oasis                                          $ 9,550,000
                    Windsor Lake                                   $ 7,517,000
                    Windmill Lakes                                 $ 8,907,000
                    The Lakes                                      $14,118,000

       (c) The base interest rate was 6% per annum for the first three years and beginning September 1, 1996 increased to 9% per annum.
       (d) The Trust will receive its Additional Loan Interest and its GIT Contingent Interest on Investment (as defined in the Subordinate Loan Agreement) from net revenue up to the 9% Preferred Interest Rate and, thereafter is entitled to 25% of net revenue.
       (e) As of December 31, 1997 Windmill Lakes was in technical default on its Additional Loan for not making the full required base interest payment due on the Additional Loan. The Advisor is reviewing the property=s operating results to determine whether an operating loan may be required.
       (f) The aggregate cost for federal income tax purposes is $133,132,325.




                                                     Continued



                                         KRUPP GOVERNMENT INCOME TRUST II

                                     NOTES TO FINANCIAL STATEMENTS, continued
                                                ------------------

C.      PIMIs, Continued

Impaired Mortgage Loans

On December 31, 1998, as a result of continued deterioration in property operations, the Advisor of the Trust determined that the Windmill Lakes Additional Loan was impaired. As a result, a valuation allowance of $2.0 million has been established to adjust the carrying amount of the loan to the estimated fair market value of the collateral less anticipated costs of sale. The Trust did not recognize interest income on the Windmill Lakes Additional Loan during 1998.


On December 31, 1998, as a result of continued deterioration in property operations, the Advisor of the Trust determined that the Oasis Additional Loan was impaired. As a result, a valuation allowance of $994,000 has been established to adjust the carrying amount of the loan to the estimated fair market value of the collateral less anticipated costs of sale. The Trust did not recognize interest income on the Oasis Additional Loan during 1998.

The activity in the valuation allowance together with the related recorded and carrying value of the mortgage loans is as follows:

                                     Recorded                Valuation                Carrying
                                        Value                Allowance                  Value

Windmill Lakes                          $2,000,000              $2,000,000              $ -

Oasis   2,290,000                          994,000               1,296,000

Balance at December
        31, 1998                        $4,290,000              $2,994,000              $1,296,000

The recorded value of the impaired mortgage loans did not differ materially from the balances reported at the end of each period with exception for the impairment recorded in the fourth quarter of 1998 for the Windmill Lakes and Oasis additional loans. The Trust has also deferred income related to Oasis of $160,300.

       Reconciliations of activity for 1998, 1997 and 1996 are as follows:

                                                      1998                   1997                    1996

Balance at beginning of period                    $145,537,234           $150,454,030              $150,448,995

       Acquisitions                                      -                     -                      1,303,436

       Reclassification                                  -                 (3,515,288)                    -

       Principal collections                       (12,404,909)            (1,401,508)               (1,298,401)

Balance at end of period                          $133,132,325           $145,537,234              $150,454,030



                                                      Continued


                                         KRUPP GOVERNMENT INCOME TRUST II

                                     NOTES TO FINANCIAL STATEMENTS, continued
                                                ------------------

C.      PIMIs, Continued


Property Descriptions:

        The  Seasons  is a  1,088-unit  apartment  complex  located  in  Laurel,
        Maryland.
        The Falls at Hunter's Pointe ("Hunters Pointe") is a 276-unit apartment complex located in Sandy City, Utah, a suburb of Salt Lake City.
        Norumbega Point is a 93-unit assisted living facility in Weston, Massachusetts.
        Crossings  Village  Apartments   ("Crossings  Village")  is  a  286-unit
apartment complex located in Westlake, Ohio. Martin's Landing Apartments ("Martin's Landing") is a 300-unit apartment complex in Roswell, Georgia.
        Sunset Summit Apartments ("Sunset Summit") is a 261-unit apartment complex located in Portland, Oregon.
        Oasis at Springtree ("Oasis") is a 276-unit apartment complex located in Sunrise, Florida.
        Windsor Lake Apartments ("Windsor Lake") is a 416-unit apartment complex in Smyrna, Georgia.
        St. Germain Apartments ("St. Germain") is a 207-unit apartment complex in Boston, Massachusetts.
        Windmill Lakes Apartments ("Windmill Lakes") is a 264-unit garden style apartment complex in Pembroke Pines, Broward County, Florida. The Lakes at Vinings Apartments ("The Lakes") is a 464-unit garden and townhouse style apartment complex in Vinings, Georgia.

D.     PIMs

       The Trust has investments in four PIMs. The Trust's PIMs consist of a Fannie Mae MBS which represents the securitized first mortgage loan on the underlying property or a sole participation interest in the first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages") and participation interests in the revenue stream and appreciation of the property above specified levels. The borrower conveys these participation features to the Trust generally through a subordinated promissory note and mortgage (the "Agreement"). The Trust receives monthly principal and interest payments on the Fannie Mae MBS guaranteed by Fannie Mae, and HUD insures payment of principal and interest on the FHA first mortgage loan.

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

       Generally, the participation features consist of the following: (i) "Minimum Additional Interest" at rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the

                                                      Continued
                                         KRUPP GOVERNMENT INCOME TRUST II

                                     NOTES TO FINANCIAL STATEMENTS, continued
                                                ------------------
D.      PIMs, Continued

       amount of Minimum Additional Interest received during such month, (iii) "Shared Appreciation Interest" ranging from 25% to 30% of any increase in value of the underlying property in excess of a specified base. Payment of participation income from the operations of the property is limited to 50% of net revenue or surplus cash as defined by Fannie Mae or HUD, respectively. The total amount of participation income payable by the underlying borrower generally cannot exceed 50% of any increase in value of the property, however, generally any net proceeds from a sale or refinancing will be available to satisfy any accrued but unpaid Minimum Additional or Shared Income Interest.

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

       During the fourth quarter of 1997, the borrower on the Estates PIM sold the property to one of the Trust=s affiliated entities. To facilitate the sale transaction, the borrower asked and the Advisor agreed to release the participation features of the PIM and allow the purchaser to assume the obligations of the first mortgage loan. In exchange for this modification, the Advisor required the borrower to pay a settlement of $232,000 to provide the Trust with a financial return comparable to what the Trust would have expected to receive had the borrower continued to own the property. In conjunction with this transaction, the Trust converted the investment from a PIM to an insured mortgage.

        During the second quarter of 1998, the Trust completed the funding of its commitment on the Fountains PIM.

       At December 31, 1998 and 1997 there are no insured mortgage loans within the Trust=s portfolio that are delinquent of principal or interest. The Trust's PIMs consisted of the following at December 31, 1998 and 1997:

                                             Interest        Maturity
          PIM  Amount         Rate               Date           Balance at December 31,
                                                                                    1998                1997
FNMA
Mequon Trails                $14,937,726        6.50%         1/01/08            $13,971,630        $14,170,803
                                       (a)
FHA
Rivergreens II                 6,137,199        7.375%        1/1/35               6,026,715          6,058,069

Mill Ponds II                  8,245,300        7.125%       12/1/35               8,127,964          8,169,935

The Fountains                 10,336,000        7.875%       11/1/36              10,204,948          9,246,275
                                                  (b)
               Total         $39,656,225                                         $38,331,257        $37,645,082
                                                                                   (c)



 C.   PIMs, Continued

(a) Principal and interest payments are based on a 30-year amortization. Unpaid principal of approximately $11,267,000 is due at maturity.
(b) Construction-phase interest rate was 7.875%. Received Final Endorsement in April 1998. (c) The aggregate cost for federal income tax purposes is $38,331,257.





Reconciliations of activity for 1998, 1997 and 1996 are as follows:

                                                        1998                  1997                 1996

Balance at beginning of period                          $37,645,082          $49,622,337           $45,436,663

       Acquisitions                                       1,003,676              -                   4,521,175

       Reclassification                                      -               (11,578,526)               -

       Principal collections                               (317,501)            (398,729)             (335,501)

Balance at end of period                                $38,331,257          $37,645,082           $49,622,337

Property descriptions:

        Mequon Trails Townhomes ("Mequon Trails") is a 246-unit apartment complex located in Mequon, Wisconsin. Rivergreens II Apartments ("Rivergreens II") is a 126-unit apartment complex in Gladstone, Oregon. Mill Ponds II Apartments ("Mill Ponds II")is a 150-unit apartment complex in Bellbrook, Ohio. The Fountains Apartments ("The Fountains") is a 204-unit apartment complex in West Des Moines, Iowa.

E.     Mortgage Backed Securities

       At December 31, 1998, the Trust's MBS portfolio has an amortized cost of $41,286,963 and gross unrealized gains and losses of approximately $556,799 and $9,563, respectively. At December 31, 1997, the Trust's MBS portfolio has an amortized cost of approximately $50,664,558 and gross unrealized gains and losses of approximately $547,435 and $40,692, respectively. The MBS have maturities ranging from 2008 to 2023.

F.     Shareholders' Equity

       Under the Declaration of Trust, and commencing with the initial closing of the public offering of Shares, the Trust has declared and paid dividends on a quarterly basis.


                                                     Continued

                                         KRUPP GOVERNMENT INCOME TRUST II

                                     NOTES TO FINANCIAL STATEMENTS, continued
                                                ------------------

F.  Shareholders' Equity, continued

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

       The Trust earned or received $443,282, $1,024,097, and $295,522 of base interest from The Seasons in 1998, 1997 and 1996, respectively (see Note
       C). In addition, the Trust received $239,107 in 1998 and $83,360 in 1997 related to participating interest income.

H.     Federal Income Taxes

       The reconciliation of the income reported in the accompanying statement of income with the income reported in the Trust's 1998 federal income tax return follows:

            Net income per statement of income                   $ 13,183,111

              Add:    Provision for impaired mortgage loan          2,994,000
                      Book to tax difference for amortization
                      of prepaid fees and expenses                    625,370
              Less:   Additional Loan interest deferred for book
                      purposes                                       (215,433)

            Net income for federal income tax purposes           $ 16,587,048

        The Trust paid dividends of $2.12 per share during 1998 which represents approximately $ .90 from ordinary income and $1.22 represents a non-taxable distribution for federal income tax purposes.

        The basis of the Trust=s assets for financial reporting purposes is less than its tax basis by approximately $8,347,000 and $4,728,000 at December 31, 1998 and 1997, respectively. The basis of the Trust=s liabilities for financial reporting purposes exceeded its tax basis by approximately $2,289,000 and $2,545,000 at December 31, 1998 and 1997,
        respectively.

                                                     Continued


                                         KRUPP GOVERNMENT INCOME TRUST II

                                     NOTES TO FINANCIAL STATEMENTS, continued
                                                ------------------

I. Fair Value Disclosures of Financial Instruments

        The Trust uses the following methods and assumptions to estimate the fair value of each class of financial instrument:

            Cash and Cash Equivalents

            The carrying amount approximates fair value because of the short maturity of those instruments.

            MBS

            The Trust estimates the fair value of MBS based on quoted market prices.
            Insured mortgage loans are valued in a manner consistent with the PIM and PIMI's as described below.

            PIMs and PIMIs

            There is no established trading market for these investments. Management estimates the fair value of the PIMs and the insured mortgage portion of the PIMIs using quoted market prices of MBS having the same stated coupon rate as the insured mortgages. Additional Loans are based on the estimated fair value of the underlying properties. Management does not include any participation income in the Trust=s estimated fair values, because Management does not believe it can predict the time of realization of the feature with any certainty.

            Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs and PIMIs had gross unrealized gains of approximately $2,872,000 at December 31, 1998 and gross unrealized losses of approximately $1,049,000 at December 31, 1997.

            Commitments to Fund Construction Loans and PIMIs

            For the year ended December 31, 1997 the Trust approximated the fair value of its commitment on The Fountains PIM to be equal to the commitment amount of approximately $1,006,000.

            At December 31, 1998 and 1997, the estimated fair values of the Trust's financial instruments are as follows:

                                     (rounded to thousands)
                                    1998                         1997
                              Fair       Carrying          Fair       Carrying
                              Value        Value           Value        Value

 Cash and cash equivalents  $ 18,011      $ 18,011      $ 13,520      $ 13,520

         MBS                  41,834        41,834        51,171        51,171

         PIMs and PIMIs:
             PIMs             39,056        38,331        37,534        37,645
         Insured mortgages   135,279       133,132       144,599       145,537
         Additional loans     23,298        23,298        29,152        29,152

                            $257,478      $254,606      $275,976      $277,025

                                         KRUPP GOVERNMENT INCOME TRUST II

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                Balance at      Charged to                           Balance at
                Beginning       costs and                              end of
Description     of period       expenses            Revenues           period

Valuation
Allowance       $  -             $2,994,000         $    -           $2,994,000



(1) The Trust recognized a valuation allowance related to the Windmill Lakes and Oasis Additional Loans.

                        KRUPP GOVERNMENT INCOME TRUST II

                               SUPPLEMENTARY DATA
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)


                              For the Quarter Ended


                               March 31,             June 30,          September 30,         December 31,
                                 1998                  1998                1998                  1998

Total revenues                $5,490,525           $4,777,805            $7,055,166          $4,306,173

Net income                    $4,286,801           $3,665,671            $5,028,861          $  201,778

Earnings per Share            $      .23           $      .20            $      .27          $      .02



                              For the Quarter Ended

                               March 31,             June 30,          September 30,         December 31,
                                 1997                  1997                1997                  1997

Total revenues                $5,306,978           $5,057,310            $6,072,765          $4,853,502

Net income $4,012,616         $3,822,465           $4,788,267            $3,640,137

Earnings per Share            $      .22           $      .21            $      .26          $      .20


