Form 10-Q
period 1999-03-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 1999-05-14
CIK 872467

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended              March 31, 1999


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


                (617) 523-0066
(Registrant's
telephone number, including area code)



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

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS

                                     ASSETS

                                                                          March 31,              December 31,
                                                                                1999                 1998
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2):
    Insured mortgages                                                       $132,796,944              $133,132,325
    Additional loans, net of impairment provision
      of $2,994,000                                                            23,298,351               23,298,351
Participating Insured Mortgages ("PIMs")
    (Note 2)                                                                   38,249,402               38,331,257
Mortgage-Backed Securities and insured
mortgage loans ("MBS")
(Note 3)                                                                       38,465,039               41,834,199

     Total mortgage investments                                               232,809,736              236,596,132

Cash and cash equivalents                                                      20,335,060               18,010,578
Prepaid acquisition fees and expenses, net of
    accumulated amortization of $7,538,891 and
    $7,167,563, respectively                                                    7,918,221                8,289,549
Prepaid participation servicing fees, net of
    accumulated amortization of $2,440,513 and
    $2,321,513, respectively                                                    2,711,857                2,830,857
Interest receivable and other assets                                            1,296,793                1,682,882

     Total assets                                                           $ 265,071,667             $267,409,998


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note 5)                                 $  2,781,780             $  2,719,343
Other liabilities                                                                  38,958                   43,563
     Total liabilities                                                          2,820,738                2,762,906

Shareholders' equity (Note 4):
    Common stock, no par value; 25,000,000
     Shares authorized; 18,371,477 Shares
     issued and outstanding                                                   261,739,798              264,099,856
    Accumulated comprehensive income                                              511,131                  547,236

     Total Shareholders' equity                                               262,250,929              264,647,092

     Total liabilities and Shareholders' equity                              $265,071,667             $267,409,998





                                 The accompanying notes are an integral
                                    part of the financial statements.


                                    KRUPP GOVERNMENT INCOME TRUST II

                                           STATEMENTS OF INCOME


                                                                           For the Three Months
                                                                               Ended March 31,

                                                                                 1999                   1998

Revenue:
  Interest income - PIMs and PIMIs:
    Basic interest                                                            $ 3,010,589            $3,136,987
    Additional loan interest                                                      528,028               511,987
    Participation income (Note 5)                                                   -                   694,354
  Interest income - MBS                                                          642,107                958,292
  Interest income - other                                                         229,496               188,905

      Total revenue                                                             4,410,220             5,490,525

Expenses:
  Asset management fee to an affiliate                                            436,223               484,951
  Expense reimbursements to affiliates                                             39,423               108,483
  Amortization of prepaid fees and expenses                                       490,328               525,668
  General and administrative                                                       63,205                84,622

      Total expenses                                                            1,029,179             1,203,724

Net income                                                                    $ 3,381,041            $4,286,801

Basic earnings per Share                                                      $       .18            $      .23

Weighted average Shares outstanding                                            18,371,477            18,371,477






                         The accompanying notes are an integral
                            part of the financial statements.



                            KRUPP GOVERNMENT INCOME TRUST II

                                STATEMENTS OF CASH FLOWS



                                                                          For The Three Months Ended
                                                                                    March 31,

                                                                                    1999              1998

Operating activities:
   Net income                                                                    $ 3,381,041       $ 4,286,801
Adjustments to reconcile net income to net
     cash provided by operating activities:
       Premium amortization                                                           62,968            27,370
       Amortization of prepaid fees and expenses                                     490,328           525,668
       Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                                           386,089           466,863
         Increase (decrease) in other liabilities                                     (4,605)            2,873

Net cash provided by operating activities                                          4,315,821         5,309,575

Investing activities:
    Principal collections on MBS                                                   3,270,087         1,300,049
    Principal collections on PIMs
      and insured mortgages                                                          417,236           437,285
    Increase in deferred income
      on Additional Loans                                                             62,437          (169,563)

Net cash provided by investing activities                                          3,749,760         1,567,771

Financing activity:
      Dividends                                                                   (5,741,099)       (5,741,100)

Net increase in cash and cash equivalents                                          2,324,482         1,136,246

Cash and cash equivalents, beginning of period                                    18,010,578        13,520,091

Cash and cash equivalents, end of period                                         $20,335,060       $14,656,337







                        The accompanying notes are an integral
                           part of the financial statements.

                            KRUPP GOVERNMENT INCOME TRUST II

                             NOTES TO FINANCIAL STATEMENTS




1.      Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership, the AAdvisor@ to Krupp Government Income Trust II (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1998 for additional information relevant to significant accounting policies followed by the Trust.

In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results, which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and
Results of Operations included in this report.

2.      PIMs and PIMIs

At March 31, 1999, the Trust=s PIMs and PIMIs have a fair value of approximately $196,989,000 and gross unrealized gains of approximately $2,644,000. The PIMs and PIMIs have maturities ranging from 2008 to 2036. At March 31, 1999 there are no insured mortgage loans within the Trust=s portfolio that are delinquent of principal or interest.

Windmill Lakes and Oasis have been adversely affected by a competitive housing market in their South Florida area. As a result, at March 31, 1999 their respective borrowers are in technical default for not making the full required base interest payments due on their respective Additional Loan. The Advisor is currently monitoring these properties and assessing the feasibility of extending debt service relief to these borrowers until the market stabilizes.

3.      MBS

At March 31, 1999, the Trust's MBS portfolio has an amortized cost of $37,953,908 and gross unrealized gains and losses of approximately $541,914 and $30,783, respectively. The MBS portfolio has maturities ranging from 2008 to 2023.



                                Continued

                     KRUPP GOVERNMENT INCOME TRUST II

4.      Changes in Shareholder's Equity

        A summary of changes in Shareholders' equity for the three months ended March 31, 1999 is as follows:

                                                                                Accumulated
                                            Common             Retained       Comprehensive      Shareholders'
                                             Stock             Earnings          Income              Equity

Balance at December 31, 1998            $264,099,856        $    -          $   547,236         $264,647,092

Net income                                    -                3,381,041           -               3,381,041

Dividends                                 (2,360,058)         (3,381,041)                         (5,741,099)

Change in unrealized
 gain on MBS                                    -                  -            (36,105)             (36,105)

Balance at March 31, 1999                $261,739,798       $      -        $   511,131         $262,250,929




5.      Related Party Transactions

During the three months ended March 31, 1999 and 1998, the Trust earned $221,641 and $221,641, respectively, of interest on an Additional Loan with an affiliate of the Advisor. In addition, the Trust received $68,456 of participation interest income for the three months ended March 31, 1998.

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

In this regard, the Advisor of the Trust, along with certain affiliates, upgraded the computer hardware and software during 1997 and 1998. As a result, the Advisor has generated operating efficiencies and believes the financial accounting operating systems are Year 2000 ready.

The Advisor of the Trust is evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. The Trust is surveying these third party providers and assessing their Year 2000 readiness. To date, the Trust is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Trust has not yet obtained all written assurances that these providers would be Year 2000 ready.

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

Liquidity and Capital Resources

At March 31, 1999 the Trust has significant liquidity consisting of cash and cash equivalents, of approximately $20.3 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust's liquidity is the quarterly dividends paid to investors of approximately $5.7 million. The Trust currently has an annual dividend rate of $1.25 per share, paid in quarterly installments of $.3125 per share. Funds for the dividends paid by the Trust come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of the dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which will result in periodic adjustments to the dividends paid to the investors.

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

The Trust's investments in PIMs and PIMIs, in addition to providing guaranteed or insured monthly principal and interest payments, may provide the Trust with additional income through participation in the cash generated by the operations of the underlying properties and a portion of the appreciation realized upon the sale or refinancing of the underlying properties. The Trust's participation interests and the interest payments on the Additional Loan portion of the PIMIs are neither insured nor guaranteed and will depend primarily on the successful operation of the underlying properties.

Most of the properties underlying the Trust=s PIMs and PIMIs generate sufficient operating revenues to adequately maintain the property, service the debt and pay participating interest to the Trust. However, the operating performance of Windmill Lakes and Oasis at Springtree in South Florida have continued to be adversely affected by the highly competitive housing market, and the respective borrowers are currently delinquent on their obligations on their Additional Loans. The Advisor is monitoring these properties and currently assessing the feasibility of extending debt service relief to these borrowers until the market stabilizes.

For the first five years of the PIMs and PIMIs the borrowers are generally prohibited from prepaying. For the second five years, the borrowers can prepay the loans incurring a prepayment penalty for PIMs or paying all amounts due under the PIMIs and satisfying the required preferred return. The Trust has the option of calling certain PIMs and all the PIMIs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

Assessment of Credit Risk

The Trust's investments in mortgages are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation (FHLMC) or the United States Department of Housing and Urban Development (HUD) and the certainty of cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

The Trust's Additional Loans have similar risks as those associated with higher risk debt instruments, including: reliance on the owner's ability to maintain occupancy levels, control operating expenses, maintain the property and obtain adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

The Trust includes in cash and cash equivalents approximately $20 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Operations

The Trust's net income decreased $906,000 ($.05 per Share) during the first quarter of 1999 as compared to the first quarter of 1998 due primarily to lower participation income, interest income on MBS and basic interest on PIMs and PIMIs, which was partially offset by a $175,000 decrease in Trust expenses.

During the first quarter of 1999 the Trust did not receive any participation income, but in the first quarter of 1998 the Trust received $694,000 of participation income consisting of $232,000 from a participation income settlement from the 1997 sale of the property underlying The Estates PIM, $265,000 of participation income from the St. Germain PIMI and participation income from four other PIMIs totaling $197,000. Interest income on MBS decreased $316,000 in 1999 as compared to 1998 due to significant principal collections reducing the MBS investment balance. Basic interest income on PIMs and PIMIs decreased during the first quarter of 1999 as compared to 1998 due primarily to the prepayment of the St. Germain PIMI in the third quarter of 1998. The decrease in Trust expenses represents a $69,000 decrease in expense reimbursements to affiliates due in part to $40,000 rebate related to 1998 expense reimbursements; a $49,000 decrease in asset management fees resulting from principal collections, including the St. Germain prepayment, reducing the Trust's mortgage investments; and a $35,000 decrease in amortization expense resulting from fully amortizing the remaining prepaid fees and expenses associated with the St. Germain PIMI in 1998.

As principal collections reduce the Trust's investments in MBS, PIMs and insured mortgages, interest income on MBS and basic interest income on PIMs and PIMIs will decline. The Trust funds a portion of dividends with principal collections, which will continue to reduce the assets of the Trust thereby reducing the income generated by the Trust in the future. Additionally, asset management fees will decrease as the Trust's investments in MBS, PIMs and insured mortgages continue to decline as a result of principal collections.

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






DATE:    April 30, 1999