Form 10-Q
period 1999-06-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 1999-08-16
CIK 872467

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

  For the quarterly period ended              June 30, 1999

                                      OR



  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                  to



               Commission file number          0-20164


                    Krupp Government Income Trust II


   Massachusetts                                           04-3073045
(State or other jurisdiction                   (IRS employer identification no.)
of incorporation or organization)


One Beacon Street, Boston, Massachusetts                      02108
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

                       KRUPP GOVERNMENT INCOME TRUST II

                                BALANCE SHEETS


                                    ASSETS
                                                                                         June 30,      December 31,
                                                                                           1999            1998
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2):
   Insured mortgages                                                               $  132,454,926    $  133,132,325
   Additional loans, net of impairment provision of  $2,994,000                        23,298,351        23,298,351

Participating Insured Mortgages ("PIMs")(Note 2)                                       38,165,995        38,331,257

Mortgage-Backed Securities and multi-family
   insured mortgage loan ("MBS")(Note 3)                                               35,717,274        41,834,199

           Total mortgage investments                                                 229,636,546       236,596,132


Cash and cash equivalents                                                              20,722,659        18,010,578

Prepaid acquisition fees and expenses, net of
 accumulated amortization of $7,910,218 and
 $ 7,167,563  respectively                                                              7,546,894         8,289,549

Prepaid participation servicing fees, net of
 accumulated amortization of $2,559,514 and
 $ 2,321,513 respectively                                                               2,592,856         2,830,857

Interest receivable and other assets                                                    1,801,722         1,682,882

           Total assets                                                            $  262,300,677    $  267,409,998

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note 5)                                       $    2,737,012    $    2,719,343
Other liabilities                                                                         181,119            43,563

           Total liabilities                                                            2,918,131         2,762,906


Shareholders' equity (Note 4):
   Common stock, no par value; 25,000,000
    Shares authorized; 18,371,477 Shares
    issued and outstanding                                                            259,399,589       264,099,856


  Accumulated comprehensive income (loss)                                                 (17,043)          547,236

           Total Shareholders' equity                                                 259,382,546       264,647,092

           Total liabilities and Shareholders' equity                              $  262,300,677     $ 267,409,998


                                         The accompanying notes are an integral
                                            part of the financial statements.


                                        KRUPP GOVERNMENT INCOME TRUST II

                                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                      For the Three Months                For the Six Months
                                                         Ended June 30,                      Ended June 30,

                                                   1999               1998             1999             1998

 Revenues:
    Interest income - PIMs and
       PIMIs:
      Basic interest                           $     3,003,293   $     3,206,385   $    6,013,882    $    6,343,372
      Additional loan interest                         446,566           373,763          974,594           885,750
      Participation interest                           254,482           138,559          254,482           832,913
    Interest income - MBS                              611,225           821,250        1,253,332         1,779,542
    Interest income - other                            236,990           237,848          466,486           426,753

 Total revenues                                      4,552,556         4,777,805        8,962,776        10,268,330

 Expenses:
   Asset management fee to an
    affiliate                                          435,676           485,653          871,899           970,604
   Expense reimbursements to
    affiliates                                          79,161           (35,643)         118,584            72,840
   Amortization of prepaid
    fees and expenses                                  490,328           525,669          980,656         1,051,337

   General and administrative                          146,501           136,455          209,706           221,077

        Total expenses                               1,151,666         1,112,134        2,180,845         2,315,858

 Net income                                          3,400,890         3,665,671        6,781,931         7,952,472

 Other comprehensive income:
   Net change in unrealized gain
        on MBS                                        (528,174)           46,680         (564,279)            6,855

 Total comprehensive income                    $     2,872,716   $     3,712,351   $    6,217,652    $    7,959,327

 Earnings per share                            $           .19   $           .20   $          .37    $          .43
 Weighted average shares
  outstanding                                                18,371,477                         18,371,477




                                      The accompanying notes are an integral
                                         part of the financial statements.


                                         KRUPP GOVERNMENT INCOME TRUST II

                                             STATEMENTS OF CASH FLOWS



                                                                                      For the Six Months
                                                                                        Ended June 30,

                                                                                  1999                 1998

 Operating activities:
   Net income                                                               $   6,781,931        $   7,952,472
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Premium amortization                                                        110,680               80,747

      Amortization of prepaid fees and expenses                                   980,656            1,051,337

      Changes in assets and liabilities:
         Decrease (increase) in interest receivable
          and other assets                                                       (118,840)             175,924

         Increase (decrease) in other liabilities                                 137,556               (6,879)

            Net cash provided by operating activities                           7,891,983            9,253,601

 Investing activities:
   Principal collections on MBS                                                 5,441,966            3,910,316
   Principal collections on PIMs                                                  842,661              888,196

   Investment in PIMs and Insured Mortgages                                         -               (1,003,677)

   Increase (decrease) in deferred income on
    Additional Loans                                                               17,669             (214,331)

            Net cash provided by investing activities                           6,302,296            3,580,504

 Financing activity:
   Dividends                                                                  (11,482,198)         (11,482,200)

 Net increase in cash and cash equivalents                                      2,712,081            1,351,905

 Cash and cash equivalents, beginning of period                                18,010,578           13,520,091

 Cash and cash equivalents, end of period                                   $  20,722,659        $  14,871,996




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

In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 1999, the results of its operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

 2.     PIMs and PIMIs

At June 30, 1999, the Trust's PIMs and PIMIs have a fair value of $194,024,770 and gross unrealized gains and losses of $621,697 and $516,199, respectively. The PIMs and PIMIs have maturities ranging from 2008 to 2036. At June 30, 1999, the Trust's six participating insured mortgage loans were not delinquent of principal or interest.

Windmill Lakes and Oasis have been adversely affected by a competitive housing market in the South Florida area. As a result, at June 30, 1999 their respective borrowers are in technical default for not making the full required base interest payments due on the Additional Loan. The Advisor is currently assessing its options related to these loans.

Management believes that the impairment provision of $2,994,000 is adequate based on its analysis of property operations underlying the Additional Loans.

 3.     MBS

At June 30, 1999, the Trust's MBS portfolio has an amortized cost of approximately $35,734,317 and gross unrealized gains and losses of $228,599 and $245,642, respectively. The MBS portfolio has maturities ranging from 2008 to 2031. At June 30, 1999, the Trust's insured mortgage loan was not delinquent of principal or interest.


                              Continued

                   KRUPP GOVERNMENT INCOME TRUST II

 4.     Changes in Shareholder's Equity

        A summary of changes in Shareholders' equity for the six months ended June 30, 1999 is as follows:

                                                                                 Accumulated            Total
                                               Common           Retained        Comprehensive       Shareholders'
                                                Stock           Earnings        Income (Loss)          Equity

 Balance at
  December 31, 1998                     $  264,099,856      $      -            $     547,236     $    264,647,092

 Net income                                      -             6,781,931                -                6,781,931

 Dividends                                  (4,700,267)       (6,781,931)               -              (11,482,198)

 Change in
  unrealized gain
   on MBS                                        -                 -                 (564,279)            (564,279)

 Balance at                             $  259,399,589      $      -            $     (17,043)    $    259,382,546
  June 30, 1999



5.     Related Party Transactions

During the three months ended June 30, 1999, additional loan interest income from an affiliate of the Advisor of $147,760 was received. During the six months ended June 30, 1999 and 1998, additional loan interest income from an affiliate of the Advisor of $369,401 and $221,641, respectively, was received. In addition, the Trust received $191,982 of participation interest income during the three months ended June 30, 1999 and $191,982 and $68,456 during the six months ended June 30, 1999 and 1998, respectively from an affiliate of the Advisor.

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

In this regard, the Advisor of the Trust, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The Advisor completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the Advisor has generated operating efficiencies and believes its financial accounting operating systems are Year 2000 ready. The Advisor incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Trust is using at the present time.

The Advisor of the Trust surveyed the Trust's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such providers and vendors are to be Year 2000 ready. The Trust does not anticipate any problems with such providers and vendors that would materially impact its results of operations, liquidity or capital resources. Nevertheless the Advisor is developing contingency plans for all of its "mission-critical functions" to insure business continuity.

In addition, the Trust is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. However, the Trust does not anticipate these would materially impact its results of operations, liquidity or capital resources.

To date, the Trust has not incurred any cost associated with being Year 2000 ready. All costs have been incurred by the Advisor and it is estimated that any future Year 2000 readiness costs will be borne by the Advisor.

Liquidity and Capital Resources

At June 30, 1999 the Trust has significant liquidity consisting of cash and cash equivalents, of approximately $20.7 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors for the forseeable future.

The most significant demand on the Trust's liquidity is quarterly dividends paid to investors of $5.7 million. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor of the Trust periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. Based on current projections, the Advisor believes the Trust can maintain the current dividend rate for the remainder of the year. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special distribution.

The Trust's investments in PIMs and PIMIs, in addition to providing guaranteed or insured monthly principal and interest payments on the MBS and insured mortgages, may provide the Trust with additional income through participation in the cash generated by the operations of the underlying properties and a portion of the appreciation realized upon the sale or refinancing of the underlying properties. The Trust's participation interests and the principal and interest payments on the Additional Loan portion of the PIMIs are neither insured nor guaranteed and will depend primarily on the successful operation of the underlying properties.

Most of the properties underlying the Trust's PIMs and PIMIs generate sufficient operating revenues to adequately maintain the property, service the debt and pay participating interest to the Trust. However, the operating performance of Windmill Lakes and Oasis at Springtree in South Florida have continued to be adversely affected by highly competitive housing markets, and the respective borrowers are currently delinquent on their obligations on their Additional Loans. The Advisor is currently assessing its options related to these loans.

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

Assessment of Credit Risk

The Trust's investments in mortgages are guaranteed or insured by the Fannie Mae, the Federal Home Loan Mortgage Corporation (FHLMC), and the United States Department of Housing and Urban Development (HUD) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

The Trust includes in cash and cash equivalents $19.2 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Operations

The Trust's net income decreased by $1.2 million during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 due primarily to decreases in participation interest income, interest income on MBS and basic interest income on PIMs and PIMIs. Participation interest income was higher in 1998 as compared to 1999 due primarily to the receipt of participation interest from the St. Germain PIMI of $265,000 and The Estates PIM of $232,000 in the first quarter of 1998. In addition, the Trust received participation income totaling $336,000 from six PIMIs during the first half of 1998 as compared to $254,000 from two PIMIs during the first half of 1999. Interest income on MBS decreased during 1999 as compared to 1998 due to significant principal collections reducing the MBS investment balance. Basic interest on PIMs and PIMIs decreased in 1999 as compared to 1998 due primarily to the St. Germain prepayment in the third quarter of 1998.

Net income decreased by $265,000 during the three months ended June 30, 1999 as compared to the corresponding period in 1998 due primarily to lower basic interest on PIMs and PIMIs, and interest income on MBS. Basic interest on PIMs and PIMIs, and interest income on MBS decreased due to principal collections and prepayments reducing the Trust's mortgage investments.

The Trust funds a portion of its distributions with principal collections which reduces the invested assets generating income from the Trust. As invested assets decline so will interest income on MBS, basic interest on PIM and PIMIs, and other interest income.

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



                            BY:    / s / Robert A. Barrows

                                   Robert A. Barrows
                                   Treasurer and Chief Accounting Officer of
                                   Krupp Government Income Trust II.






 DATE:  August 6, 1999