Form 10-Q
period 1999-09-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 1999-11-15
CIK 872467

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549


                                        FORM 10-Q

(Mark One)

X
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999

                                                 OR


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to


                          Commission file number          0-20164


                             Krupp Government Income Trust II

        Massachusetts                                    04-3073045
(State or other jurisdiction of              (IRS employer identification no.)
incorporation or organization)


One Beacon Street, Boston, Massachusetts                    02108
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

                                            KRUPP GOVERNMENT INCOME TRUST II

                                                     BALANCE SHEETS


                                                         ASSETS
                                                                                   September 30,     December 31,
                                                                                       1999              1998
 Participating Insured Mortgage Investments
 ("PIMIs")(Note 2):
   Insured mortgages                                                               $  132,106,140    $  133,132,325
   Additional loans, net of impairment provision of $2,994,000                         23,298,351        23,298,351

Participating Insured Mortgages ("PIMs")(Note 2)                                       38,081,008        38,331,257

Mortgage-Backed Securities and multi-family
   insured mortgage loan ("MBS")(Note 3)                                               33,877,390        41,834,199

           Total mortgage investments                                                 227,362,889       236,596,132


Cash and cash equivalents                                                              21,221,328        18,010,578

Prepaid acquisition fees and expenses, net of
 accumulated amortization of $ 8,281,546 and
 $ 7,167,563  respectively                                                              7,175,566         8,289,549

Prepaid participation servicing fees, net of
 accumulated amortization of $ 2,678,515 and
 $ 2,321,513 respectively                                                               2,473,855         2,830,857

Interest receivable and other assets                                                     1,335,994        1,682,882

           Total assets                                                            $   259,569,632   $  267,409,998

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note 5)                                       $    2,585,039    $    2,719,343
Other liabilities                                                                          81,761            43,563

           Total liabilities                                                            2,666,800         2,762,906


Shareholders' equity (Note 4):
   Common stock, no par value; 25,000,000
    Shares authorized; 18,371,477 Shares
    issued and outstanding                                                            257,056,354       264,099,856


  Accumulated comprehensive (loss) income                                                (153,522)          547,236

           Total Shareholders' equity                                                 256,902,832       264,647,092

           Total liabilities and Shareholders' equity                              $  259,569,632     $ 267,409,998

                                         The accompanying notes are an integral
                                            part of the financial statements.


                                            KRUPP GOVERNMENT INCOME TRUST II

                                                  STATEMENTS OF INCOME



                                                      For the Three Months                For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                        1999             1998             1999          1998

 Revenues:
    Interest income - PIMs and
       PIMIs:
     Basic interest                            $     2,995,857   $     3,088,808  $     9,009,739  $  9,432,180
     Additional loan interest                          392,683           562,037        1,367,277     1,447,787
     Participation income                              250,834         2,274,849          505,316     3,107,762
    Interest income - MBS                              585,222           762,244        1,838,554     2,541,786
    Interest income - other                            260,192           367,228          726,678       793,981

 Total revenues                                      4,484,788         7,055,166       13,447,564    17,323,496

 Expenses:
   Asset management fee to an
    affiliate                                          436,460           465,670        1,308,359     1,436,274
   Expense reimbursements to
    affiliates                                          79,161            77,358          197,745       150,198
   Amortization of prepaid
    expenses and fees                                  490,329         1,364,484        1,470,985     2,415,821
   General and administrative                           80,975           118,793          290,681       339,870

        Total expenses                               1,086,925         2,026,305        3,267,770     4,342,163

 Net income                                          3,397,863         5,028,861       10,179,794    12,981,333

 Other comprehensive income:

   Net change in unrealized gain
     on MBS                                          (136,479)           776,376         (700,758)      783,231


 Total comprehensive income                    $    3,261,384    $     5,805,237  $     9,479,036  $ 13,764,564

 Earnings per share                            $          .18    $           .27  $           .55  $        .70

 Weighted average shares
  outstanding                                                18,371,477                         18,371,477


                                      The accompanying notes are an integral
                                         part of the financial statements.


                                         KRUPP GOVERNMENT INCOME TRUST II

                                             STATEMENTS OF CASH FLOWS



                                                                                       For the Nine Months
                                                                                       Ended September 30,

                                                                                    1999                 1998

 Operating activities:
   Net income                                                               $  10,179,794         $ 12,981,333
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Premium amortization                                                        151,675              136,519
      Amortization of prepaid fees and expenses                                 1,470,985            2,415,821
      Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                                        346,888              661,435
         Increase in other liabilities                                             38,198                2,871

            Net cash provided by operating activities                          12,187,540           16,197,979

 Investing activities:
   Investment in PIMs and Insured Mortgages                                         -               (1,003,677)

   Prepayment of Additional Loan                                                    -                2,860,000
   Principal collections on MBS                                                 7,104,376            6,469,904
   Principal collections on PIMS and Insured mortgages                          1,276,434           12,313,203
   Decrease in deferred income on Additional Loans                               (134,304)            (151,894)

            Net cash provided by investing activities                           8,246,506           20,487,536

 Financing activity:
   Dividends                                                                  (17,223,296)         (33,206,483)


 Net increase in cash and cash equivalents                                      3,210,750            3,479,032

 Cash and cash equivalents, beginning of period                                18,010,578            13,520,091

 Cash and cash equivalents, end of period                                   $  21,221,328         $  16,999,123





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

     In the opinion of the Advisor, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

 2.     PIMs and PIMIs

     At September 30, 1999, the Trust's PIMs and PIMIs had a fair value of $190,164,472 and gross unrealized gains and losses of $445,831, and $3,766,858 respectively. The PIMs and PIMIs have maturities ranging from 2008 to 2036. At September 30, 1999 the Trust's six participating insured mortgage loans were not delinquent of principal or interest.

     Windmill Lakes and Oasis have been adversely affected by a competitive housing market in the South Florida area. As a result, at September 30, 1999 their respective borrowers were in technical default for not making the full required base interest payments due on the Additional Loan. The Advisor is currently assessing its options related to these loans.

     Management believes that the impairment provision of $2,994,000 is adequate based on its analysis of property operations underlying the Additional Loans.

 3.     MBS

     At September 30, 1999, the Trust's MBS portfolio had an amortized cost of approximately $34,030,912 and gross unrealized gains and losses of approximately $139,367 and $292,889, respectively. The MBS portfolio has maturities ranging from 2008 to 2031. At September 30, 1999, the Trust's insured mortgage loan was not delinquent of principal and interest.




                                          KRUPP GOVERNMENT INCOME TRUST II

                                      NOTES TO FINANCIAL STATEMENTS, Continued




 4.     Changes in Shareholder's Equity

        A summary of changes in Shareholders' equity for the nine months ended
        September 30, 1999 is as follows:

                                                                                  Accumulated           Total
                                               Common             Retained       Comprehensive       Shareholders'
                                                Stock             Earnings       Income (loss)          Equity

 Balance at
  December 31, 1998                     $  264,099,856      $        -          $     547,236     $    264,647,092

 Net income                                      -              10,179,794              -               10,179,794

 Dividends                                  (7,043,502)        (10,179,794)             -              (17,223,296)

 Change in
 unrealized gain
 on MBS                                          -                   -               (700,758)            (700,758)

 Balance at
 September 30, 1999                     $  257,056,354      $        -          $    (153,522)    $    256,902,832



5.     Related Party Transactions

During the three and nine months ended September 30, 1999, and 1998, both years had Additional Loan interest income of $221,641 and $443,282, respectively, received from an affiliate of the Advisor.

During the three and nine months ended September 30, 1999, participation interest income of $200,834 and $392,816, respectively, was received from an affiliate of the Advisor. During the three and nine months ended September 30, 1998, participation interest income of $170,652 and $239,107 was received from an affiliate of the Advisor.


6.     Subsequent Event

       The Estates

The Trust received a payoff from The Estates MBS on October 18, 1999 for $11,375,380. The Trust did not receive any participation income but did receive a prepayment premium of $1,023,784. The Trust will pay a special distribution of $.68 per Unit from the payoff proceeds in October.

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

Impact of the Year 2000 Issue

     The Advisor conducted an assessment of the Trust's core internal and external computer information systems and has taken the necessary steps to further understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

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

     To date, the Trust has incurred $20,265 of costs associated with being Year 2000 ready. The Trust does not expect to incur any additional Year 2000 readiness costs.

Liquidity and Capital Resources

     At September 30, 1999 the Trust had significant liquidity consisting of cash and cash equivalents, of approximately $21.2 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

     The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. Based on current projections, the Advisor believes the Trust should pay a special dividend and then adjust the dividend rate effective with the dividend to be made in February 2000. The Board of Trustees will evaluate this matter at their quarterly meeting in November. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special distribution.

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

     Most of the properties underlying the Trust's PIMs and PIMIs generate sufficient operating revenues to adequately maintain the property, service the debt and pay participation income to the Trust. However, the operating performance of Windmill Lakes and Oasis at Springtree in South Florida have continued to be adversely affected by the highly competitive housing market, and the respective borrowers are currently delinquent on their obligations on their Additional Loans. The Advisor is currently assessing its options related to these loans.

     The Trust received a payoff of $12,399,164 from the Estates MBS consisting of a first mortgage of $11,375,380 and a prepayment premium of $1,023,784 on October 18, 1999. During October, 1999, the Partnership will pay a special distribution of $.68 per unit from the proceeds received from the Estates MBS payoff.

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

Assessment of Credit Risk

     The Trust's investments in MBS and insured mortgages are guaranteed or insured by The FannieMae, the Federal Home Loan Mortgage Corporation (FHLMC) the Government National Mortgage Association (GNMA), and the Department of Housing and Urban Development (HUD) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

     FannieMae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

     The Trust's Additional Loans have similar risks as those associated with higher risk debt instruments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, maintain the property and obtain adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

     The Trust includes in cash and cash equivalents approximately $21 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Results of Operations

     The following discussion relates to the operations of the Trust during the three and nine months ended September 30, 1999 and 1998.

     The Trust's net income decreased by $2.8 million during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due primarily to decreases in participation income, interest income on MBS, and basic interest income on PIMs and PIMIs, net of a decrease in amortization expense. Participation income was higher in 1998 as compared to 1999 due primarily to the receipt of participation income of $1,964,000 upon payoff of the St. Germain PIMI during the nine months ended September 30, 1998. Interest income on MBS decreased during 1999 as compared to 1998 due to significant principal collections reducing the MBS investment balance. Basic interest on PIMs and PIMIs decreased in 1999 as compared to 1998 due primarily to the St. Germain prepayment mentioned above. Amortization expense decreased in 1999 versus 1998 due to fully amortizing the prepaid fees and expenses associated with the St. Germain PIMI in 1998.

     Net income decreased by $1.7 million during the three months ended September 30, 1999 as compared to the corresponding period in 1998 due primarily to lower participation income, Additional Loan interest income, and interest income on MBS net of a decrease in amortization expense. The reason for the changes in participation income, interest income on MBS and amortization expense are the same as discussed in the previous paragraph. The decrease in Additional Loan interest income during the three months ended September 30, 1999, compared to 1998, is due to no receipt of income from Oasis and the prepayment of the St. Germain PIMI.

     The Trust funds a portion of its dividends with principal collections which will continue to reduce the assets of the Trust thereby reducing the income generated by the Trust in the future. Asset management fees will decrease as the Trust's investments in MBS, PIMs and insured mortgages continue to decline as a result of principal collections.

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






 DATE:  October 29, 1999