Form 10-K
period 1999-12-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 2000-03-30
CIK 872467

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K
(Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended           December 31, 1999

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

The exhibit index is located on pages 12-18.

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

The Trust's investments are not expected to be subject to seasonal fluctuations, although net income may vary somewhat from quarter to quarter based upon the participation features of its investments. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Trust's operations, and the Trust anticipates no adverse effect in the future.

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

As of December 31, 1999, there were no personnel directly employed by the Trust.

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

The number of investors holding Shares as of December 31, 1999 was approximately 14,248.

The Trust has and intends to continue to declare and pay dividends on a quarterly basis. The Trustees established a dividend rate per Share per quarter of $.3125 for 1999 and 1998 and has established a dividend rate of $.24 per Share per quarter for 2000.

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

                                   (Amounts in thousands, except for per Share amounts)

                                                     1999             1998             1997            1996           1995

Total revenues                                  $    19,613       $   21,630       $   21,291      $   19,877     $   20,033

Net income                                      $    14,974       $   13,183       $   16,263      $   14,999     $   13,747

Net income per Share                            $       .82       $      .72       $      .89      $      .82     $      .75

Weighted average Shares
 outstanding                                         18,371           18,371           18,371          18,371         18,371

Total assets at December 31                     $   231,209       $  267,410       $  293,158      $  298,297     $  306,965

Average dividends per Share                     $      2.73       $     2.12       $     1.25      $     1.25     $     1.25


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

Impact of the Year 2000 Issue

Starting in 1997 the Advisor conducted an assessment of the Trust's core internal and external computer information systems to understand the nature and extent of work required to make its systems Year 2000 ready. The Year 2000 readiness issue was concerned with the inability of computerized information systems to accurately calculate, store or use a date after 1999. The Advisor believed that a system failure or miscalculation could cause disruptions of operations.

As a result of this concern, the Advisor, along with certain affiliates, upgraded their computer systems including their hardware and software so they would be Year 2000 ready. In addition, the Advisor surveyed the Trust's material third-party service providers and significant vendors and received assurances that they were Year 2000 ready. The Advisor also developed contingency plans for all of its "mission-critical functions" to insure business continuity. As a result of these efforts and the efforts of third parties, the Year 2000 did not result in any disruption of activities to the Trust.

Liquidity and Capital Resources

At December 31, 1999 the Trust had liquidity consisting of cash and cash equivalents, of approximately $8.7 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust's liquidity is quarterly dividends, including liquidating dividends, paid to investors of approximately $4.4 million, and special distributions. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. Based on current projections, the Advisor presented the Board of Trustees with a proposal to reduce the dividend rate to $.24 per Share per quarter commencing in February 2000 and to pay a special distribution of $.80 per Share in December 1999. The Board of Trustees approved the new rate and payment of the special distribution at their quarterly meeting in November. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special distribution.

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

During 1999, the Trust received the full Additional Loan interest payment from eight of its ten PIMI investments, six of which made the payments from operating cash flow. Oasis and Windmill Lakes did not pay any Additional Loan interest during 1999. During 1999, the Trust received participation income from four of its investments, totaling $799,024. Mill Pond paid $18,928; Crossings Village paid $112,500; Sunset Summit paid $274,780; and The Seasons paid $392,816. The Advisor expects that these same properties will pay participation income during 2000 as well as Martins Landing, The Lakes and Mequon.

Most properties had stable operating results during 1999. High occupancy rates were maintained and moderate rental income increases were achieved at many of the properties due to stable or improving markets. Generally, all of the properties the Trust expects to receive participation income from during 2000 have been occupied in the mid 90% range most of the year. Two other properties, Norumbega and Fountains, also have been occupied in the high 90% range, but have not generated sufficient Surplus Cash under HUD's definition to be able to pay the Trust any participation income. Rivergreens II occupancy has improved during 1999, finishing the year with occupancy in the high 90% range despite challenging market conditions.

One property, Windsor Lake, was sold during 1999 and the Trust received a prepayment of the Insured Mortgage and the Additional Loan as well as participation income based on the increased value of the asset as determined by the sales price.

Occupancy and operating results of the three remaining properties are closely monitored by the Advisor and warrant mention. The borrower on the PIMI for the Falls at Hunters Point is in monetary default for non-payment of participation income that is payable to the Trust based on 1997 operating results. The Advisor is currently pursuing remedies to collect the delinquent participation income.

The borrowers on the PIMIs for Oasis at Springtree and Windmill Lakes have both sought debt service relief on the Additional Loan due to the highly competitive market in Broward County, Florida, where both properties are located. The strength of the South Florida economy, bolstered by an expanding business environment and in-migration coupled with low interest rates and available building sites, has encouraged aggressive development of both single-family homes and new apartments. Oasis is located in the Sunrise submarket, an established market that has seen some major rehab activity as well as new infill construction in the multifamily sector. Occupancy at Oasis has remained stable over the past three years in the low 90% range, however occupancy has become increasingly more expensive to achieve. Because Oasis must compete with newer or rehabilitated properties, maintenance costs have risen as the standards apartment communities are judged by continue to rise. However, as an older property, Oasis has not been able to command the commensurate rental rate increases it needs to be able to pay for improvements that will enhance its appeal in the market. Consequently, the Advisor has agreed to defer the Additional Loan interest payments for 1999 to free up funds for some major capital projects. As a result of the factors described above, in December 1998, management determined that the additional loan collateralized by the Oasis asset was impaired. As a result the Trust recorded a valuation allowance of $994,000 in the fourth quarter of 1998 and has maintained such allowance throughout 1999. The modification agreement for the debt service relief is currently being negotiated between the Advisor and the borrower on the Oasis PIMI.

Windmill Lakes is located in the Pembroke Pines submarket, a market that had vast tracts of vacant land three years ago and has seen explosive construction activity since then in the single-family, multifamily and retail sectors. Windmill Lakes is a ten-year old, basic apartment community that has not been able to compete against the influx of new apartment communities that are loaded with amenities. Builders use deep marketing concessions to fill the new properties, lowering the cost of renting a new apartment and making it more difficult for older properties like Windmill Lakes to attract residents. Occupancy at year-end is in the low 80% range. The property's curb appeal, a critical element in a competitive market, has suffered as well because there has not been enough cash flow for adequate maintenance. Consequently, due to lack of cash flow, the borrower is delinquent in his obligation to pay Additional Loan interest. Although he is trying to sell the property, the borrower has been unable to secure a purchase price that will cover the property's outstanding liabilities. The Advisor has agreed to defer the delinquent and 1999 Additional Loan interest payments pending a sale of the property. If it becomes apparent that a sale mutually acceptable to both the Trust and the borrower will not be possible, the Advisor will reassess the feasibility of extending long-term debt service relief rather than risk the consequences of a default on the guaranteed first mortgage. As a result of the factors described above, in December 1998, management determined that the additional loan collateralized by the Windmill Lakes asset was impaired. As a result the Trust recorded a valuation allowance of $2,000,000 in the fourth quarter of 1998, and maintained such allowance through 1999.

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

On December 16, 1999, the Trust received $2,832,907 from Windsor Lake; consisting of $2,000,000 from the payoff of the additional loan, $40,000 of base interest on the Additional Loan, and $792,907 of participating appreciation interest income. The payoff of the balance on the insured mortgage, $9,172,642 paid off on January 26, 2000. The Trust will pay a special dividend of $.66 per Share from the prepayment proceeds.

On October 18, 1999, the Trust received a payoff of $12,399,164 from the Estates MBS consisting of a first mortgage of $11,375,380 and a prepayment premium of $1,023,784. During October 1999, the Trust paid a special dividend of $.68 per Share from the proceeds received from the Estates MBS payoff.

During 1998, the Trust received the prepayment of the St. Germain PIMI investment when the property was refinanced. The prepayment occurred four months prior to the expiration of the five year prohibition. However, the Advisor agreed to allow the transaction to be completed while market conditions were favorable. The Trust received the prepayment of the principal balance of the guaranteed first mortgage, $11,006,015, the principal balance of the Additional Loan, $2,860,000, and Additional Loan interest $83,417. In addition, the Trust received participation income comprised of the outstanding preferred return on the Trust's investment of $89,975, participation income interest of $94,258, and the Trust's share in the increase in the value of the underlying property of $1,874,032. The Trust paid a special dividend on September 28, 1998 of $.87 per Share from the prepayment proceeds.

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

Assessment of Credit Risk

The Trust's investments in mortgages, with the exception of the Additional Loans, are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation (FHLMC) or the Department of Housing and Urban Development (HUD), and therefore, the risk of a material loss of amounts invested is remote. The certainty of principal on the Trust's investments primarily depends upon the creditworthiness of these entities.

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

The Trust includes in cash and cash equivalents approximately $7.6 million of Agency paper.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 1999, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. As such, decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

The Trust monitors prepayments and considers prepayment trends, as well as distribution requirements of the Trust, when setting regular dividend distribution policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs and PIMIs, the Trust incorporates prepayment assumptions into planning as individual properties notify the Trust of the intent to prepay or as they mature.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.

                                    Expected maturity dates ($ in thousands)


                                 2000      2001      2002      2003      2004    Thereafter    Total    Fair Value
                                                                                                Face
                                                                                               Value

Interest-sensitive assets:

MBS                           $ 3,745   $ 2,954   $ 2,333   $ 1,848   $ 1,468     $  8,980   $ 21,328    $ 21,127
Weighted
Average interest rate            8.09%     8.09%     8.09%     8.09%     8.09%        8.09%      8.09%

PIMS                              363       392       422       455       491       35,922     38,045      36,763
Weighted
Average interest rate            7.04%     7.04%     7.05%     7.05%     7.05%        7.05%      7.05%

PIMIS                          10,542     1,481     1,602     1,732     1,873      114,521    131,751     127,108
Insured Mortgages
Weighted
Average interest rate            7.02%     7.02%     7.03%     7.03%     7.03%        7.03%      7.03%

Additional Loans                    -         -         -         -         -       24,292     24,292      21,298
Weighted
Average interest rate            7.45%     7.45%     7.45%     7.45%     7.45%        7.45%      7.45%


Total Interest-
Sensitive Assets              $14,650   $ 4,827   $ 4,357   $ 4,035   $ 3,832     $183,715   $215,416    $206,296


Operations


                                                     (amounts in thousands, except per Share amounts)
                                                                 Year Ended December 31,
                                                    1999                     1998                        1997
                                                          Per                       Per                         Per
                                             Amount      Share        Amount       Share          Amount       Share
  Interest on PIMs:
     Basic interest                        $ 11,998      $ .66      $ 12,450       $ .68        $ 13,828       $ .75
     Additional loan interest                 1,712        .09         1,581         .09           2,147         .12
     Participation income                     1,592        .08         3,252         .18           1,770         .10
      Interest income on MBS                  3,251        .18         3,265         .18           2,847         .16
      Interest income - other                 1,060        .06         1,082         .06             698         .04
      Trust expenses                         (2,274)      (.12)       (2,553)       (.15)         (2,840)       (.16)
      Provision for impaired mortgage
       loans                                    -           -         (2,994)       (.16)            -            -
      Amortization of prepaid fees and
       expenses                              (2,365)      (.13)       (2,900)       (.16)         (2,187)       (.12)

      Net Income                           $ 14,974      $ .82      $ 13,183       $ .72        $ 16,263       $ .89

Weight Average Shares Outstanding               18,371,477                18,371,477                   18,371,477

The Trust's total interest income decreased by approximately $2 million for 1999 when compared to 1998 due primarily to decreases in participation income and basic interest income on PIM and PIMI's. The decrease in participation income from 1999 as compared to 1998 was a result of the participation income received when the payoff of the St. Germain PIMI occurred in 1998 exceeding the total participation income received when the Windsor Lake PIMI prepaid. Basic interest on the PIMs and PIMIs also decreased due to the St. Germain payoff.

Trust expenses for 1999 decreased by approximately $3.8 million when compared to 1998, due to decreases in the provision for impaired mortgage loan, asset management fees, and amortization expense. The Trust recorded a provision for impaired mortgage loans of $2,994,000 related to Windmill and Oasis Additional Loans in 1998. The decrease in asset management fees resulted from the Trust's asset base declining. Amortization expense in 1998 decreased because the Trust fully amortized the remaining prepaid acquisition costs and participating servicing fees relating to the St. Germain PIMI when it paid off.

The Trust's total interest income for 1998 as compared to 1997 increased by approximately $340,000 due to higher participation income, interest income on MBS and interest income other, which was partially offset by decreases in basic interest on PIMs and PIMIs and Additional Loan interest. The increase in participation income in 1998 as compared to 1997 is due primarily to the Trust's receipt of approximately $2,323,000 from the operations and repayment of the St. Germain PIMI and approximately $929,000 from its other PIMS and PIMIs in 1998, versus $789,000 of participation income received when the repayment of the Willows Additional Loan occurred, and $981,000 of participation interest on the other PIMs and PIMIs in 1997. The increase in interest income on MBS is due to reclassifying the MBS portion of The Willows PIMI and The Estates PIM as MBS as a result of property sale transactions in 1997 from which the Trust received all participation owed but will continue to receive principal and interest on the first mortgage loan from the buyer. This transaction, along with the St. Germain prepayment, caused a corresponding decrease in the basic interest on PIMs and PIMIs in 1998 as compared to 1997. The increase in other interest income is due to Trust having higher short-term investment balances for 1998 as compared to 1997. Additional Loan interest decreased due to the repayment of St. Germain in 1998 and Willows in the third quarter of 1997. Interest income on MBS and basic interest on PIMs and PIMIs will generally decline as principal collections reduce the outstanding balance of the MBS, PIM and PIMI portfolios.

Trust expenses increased by approximately $3.4 million in 1998 as compared to 1997 primarily due to the Trust recording a provision for impaired mortgage loans of $2,994,000 related to Windmill Lakes and Oasis as discussed above. Expense reimbursements decreased when comparing 1998 to 1997 due to the Trust having received a rebate for expense reimbursements related to 1997 during 1998. The decrease in asset management fees when comparing 1998 to 1997 resulted from the Trust's asset base declining.

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

                                     PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to the Trustees and Executive Officers of Krupp Government Income Trust II is as follows:


                                    Position with Krupp
   Name and Age                     Government Income Trust II

   Douglas Krupp (53)               Chairman of Board of Trustees and Trustee
*  Charles N. Goldberg (58)         Trustee
*  E. Robert Roskind (55)           Trustee
*  J. Paul Finnegan (75)            Trustee
   Robert A. Barrows (42)           Treasurer
   Scott D. Spelfogel (39)          Clerk
   Kristin L. Hicks (33)            Assistant Clerk

* Independent Trustee


     Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990.

     Charles N. Goldberg is of counsel to the law firm of Broocks, Baker & Lange, L.L.P., which position he has held since December of 1997. Prior to joining Broocks, Baker & Lange, L.L.P., Mr. Goldberg was a partner in the law firm of Hirsch & Westheimer from March of 1996 to December of 1997. Prior to Hirsch & Westheimer, he was the Managing Partner of Goldberg Brown, Attorneys at Law from 1980 to March of 1996. He received a B.B.A. degree and a J.D. degree from the University of Texas. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas. He currently serves as a Trustee of Krupp Government Income Trust II.

     E. Robert Roskind is the Chairman and Co-Chief Executive Officer of Lexington Corporate Properties, a self-administered REIT, the shares of which are listed on the NYSE. Mr. Roskind has served in this capacity since October of 1993. Mr. Roskind is also the Managing Partner of The LCP Group, a real estate investment firm based in New York, the predecessor of which he co-founded in 1974. He holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Columbia Law School. He has been a member of the New York Bar since 1970. He currently serves as a Trustee of Krupp Government Income Trust II and Chairman of the Board of Trustees of Lexington Corporate Properties.

     J. Paul Finnegan retired as a partner of Coopers & Lybrand in 1987. Since then, he has been engaged in business as a consultant, director and arbitrator. Mr. Finnegan holds a B.A. degree from Harvard College, a J.D. degree from Boston College Law School and an ASA from Bentley College. Mr. Finnegan currently serves as a Trustee of Krupp Government Income Trust II and a director at Scituate Federal Savings Bank. Mr. Finnegan is a Certified Public Accountant and an attorney.

     Robert A. Barrows is the Treasurer of the Trust and is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury, and management information systems for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

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

     In addition, the following are deemed to be Executive Officers of the registrant:

     George Krupp (age 55) is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

     Peter F. Donovan (age 46) is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 16th largest in the United States based on servicing and asset management of a $7.2 billion loan portfolio. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

     Ronald Halpern (age 58) is President and Chief Operating Officer of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance. He is currently a member of the Advisory Council for Fannie Mae and Freddie Mac and was prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

     Carol J.C. Mills (age 50) is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of the Boston, Bethesda and Seattle offices of Berkshire Mortgage Finance. She manages the estimated $7.2 billion portfolio of loans. Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999. From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA. Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.

ITEM 11.  EXECUTIVE COMPENSATION

     Except for the Independent Trustees as described below, the Trustees and Officers of the Trust have not been and will not be compensated by the Trust for their services. However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

Compensation of Trustees

     The Trust paid each of the Independent Trustees a fee of $25,000 in 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of  February  5,  2000,  no  person  owned of record or was known by the
     Advisor  to  own  beneficially  more  than  5% of  the  Trust's  18,371,477 outstanding  Shares.  The only  Shares  held by the  Advisor  or any of its affiliates consist of the original 10,000 Shares held by the Advisor.
Class of               Name of Beneficial               Amount and Nature of                 Percent
 Stock                        Owner                     Beneficial Interest                  of Class

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

     *** The amount owned does not exceed one percent of the shares of beneficial interest of the Trust outstanding as of February 5, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See Note G to Financial Statements included in Appendix A of this report.

                                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements - see Index to Financial Statements and Supplementary Data included under Item 8, Appendix A, on page F-2 of this report.

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

(b)  Exhibits:

     Number and Description Under Regulation S-K

     The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

     (4)  Instruments   defining  the  rights  of  security  holders   including
          indentures:

     (4.1)Fourth  Amended  and  Restated  Declaration  of Trust  filed  with The
          Massachusetts  Secretary of State on September  25, 1991  [Included as
          Exhibit 4.8 to Post-effective Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated September 26, 1991 (File No. 33-39033)].*

     (4.2)Subscription  Agreement  Specimen [Included as Exhibit C to Prospectus
          included in Post-effective Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated September 26, 1991 (File No. 33-39033)].*

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

     (10.3) Supplement to Prospectus  dated January 1, 1993 for Federal National
          Mortgage Association pool number MX-073025 [Exhibit 19.1. to Registrant's Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-20164)].*

     (10.4) Subordinated promissory note dated December 21, 1992 by and between Mequon Trails Townhomes Limited Partnership and Krupp Government Income Trust II [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-20164)].*

     (10.5) Subordinate  Multifamily  Mortgage  dated  December 21, 1992 between
          Mequon Trails Townhomes Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.5 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.6)  Subordination  Agreement  dated  December  21, 1992  between  Krupp
          Mortgage Company L.P., Krupp Government Income Trust II and Mequon Trails Townhomes Limited Partnership.[Exhibit 10.6 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     The Seasons

     (10.7) Subordinated  Promissory  Note,  dated  September 16, 1993,  between
          Maryland Associates Limited Partnership and Krupp Government Income Trust [Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-20164)].*

     (10.8) Additional Loan Agreement dated September 16, 1993 between the Krupp
          Company Limited Partnership-IV and Krupp Government Income Trust II [Exhibit 10.2 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (file No. 0-20164)].*

     (10.9) Additional  Loan Note dated  September  16, 1993,  between the Krupp
          Company Limited Partnership-IV and Krupp Government Income Trust II [Exhibit 10.3 to Registrant's Report on form 10-Q for the quarter ended September 30, 1993 (File No. 0-20164)].*

     (10.10) Participation and Servicing Agreement dated September 16, 1993 by and between Krupp Mortgage Corporation and Krupp Government Income Trust-II [Exhibit 10.4 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1993 (File No.0-20164)].*

     (10.11) Deed of Trust Note dated September 16, 1993 for Maryland Associates
          Limited Partnership and Krupp Mortgage Corporation [Exhibit 10.11 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     (10.12) Assignment and Assumption Agreement dated September 16, 1993 between Krupp Government Income Trust II and Krupp Government Income Trust [Exhibit 10.12 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     (10.13) Agreement re  Subordinated  Note dated  September  16, 1993 between
          Krupp Mortgage Corporation and Krupp Government Income Trust II [Exhibit 10.13 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     Martin's Landing

     (10.14) Subordinated  Loan Agreement,  dated November 9, 1993,  between TRC
          Realty Incorporated - ML, ML Associates Limited Partnership ("Borrower") and Krupp Government Income Trust II ("Holder") [Exhibit
          10.9 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

     (10.15)   Subordination   Agreement  dated  November  9,  1993  between  ML
          Associates, L.P., and Krupp Government Income Trust II.[Exhibit 10.22 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.16) Assignment of  Subordination  Agreement dated November 9, 1993 from
          Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between ML Associates, L.P., Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.23 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.17)  Supplement  to  Prospectus  dated  December  1,  1993 for  Federal
          National Mortgage Association pool number MX - 073029.[Exhibit 10.24 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     Crossings Village

     (10.18)  Subordinated  Loan  Agreement,  dated  September  28, 1993 between
          Crossings Village Westlake Associates ("Borrower") and Krupp Government Income Trust II ("Holder")[Exhibit 10.10 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

     (10.19)  Subordinated  Note dated  September  28,  1993  between  Crossings
          Village Westlake Associates and Krupp Government Income Trust II [Exhibit 10.16 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     (10.20) Subordination Agreement dated September 28, 1993 between Washington
          Capital DUS Inc., Crossings Village Westlake Associates and Krupp Government Income Trust II.[Exhibit 10.27 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     Norumbega Point

     (10.21) Subordinated Promissory Note, dated December 14, 1993 between Longa
          Vita Corporation ("Maker or Mortgagor") and Krupp Government Income Trust II ("Holder")[Exhibit 10.11 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

     (10.22) Additional Loan Note dated December 14, 1993 between Evelyn Insoft,
          Sidney Insoft, Richard Slifka, and Alfred A. Slifka ("Borrowers") and Krupp Government Income Trust II ("Holder") [Exhibit 10.12 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

     (10.23) Participation and Servicing Agreement dated December 14, 1993 by and between Cambridge Healthcare Funding, Inc. and Krupp Government Income Trust II.[Exhibit 10.30 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.24) Subordinated  Multifamily Mortgage Assignment of Rents and Security
          Agreement dated December 14, 1993 between Longa Vita Corp. and Krupp Government Income Trust II.[Exhibit 10.31 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.25)  Additional  Loan  Agreement  dated  December  14, 1993 between the
          Evelyn Insoft, Sidney Insoft, Richard Slifka and Alfred A. Silfka, Longa Vita Corp. and Krupp Government Income Trust II.[Exhibit 10.32 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.26) Mortgage Note dated  December 14, 1993 between Longa Vita Corp. and
          Cambridge Healthcare Funding, Inc.[Exhibit 10.33 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.27)  Agreement  re  Subordinated  Note dated  December 14, 1993 between
          Cambridge Healthcare Funding, Inc. and Krupp Government Income Trust II.[Exhibit 10.34 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     Sunset Summit

     (10.28) Subordinated  Loan Agreement dated November 24, 1993 between Sunset
          Summit Limited Partnership and Krupp Government Income Trust II [Exhibit 10.21 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     (10.29)  Subordinated  Note dated  November 24, 1993 between  Sunset Summit
          Limited  Partnership  and Krupp  Government  Income  Trust II [Exhibit
          10.22 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     (10.30)  Subordination  Agreement  dated  November 24, 1993 between  BMFLP,
          Sunset Summit Limited Partnership and Krupp Government Income Trust II [Exhibit 10.23 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     (10.31) Assignment of Subordination  Agreement dated November 24, 1993 from
          Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between Sunset Summit Limited Partnership, Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit 10.24 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     (10.32) Subordinate Multifamily Mortgage Agreement dated November 24, 1993 between Sunset Summit Limited Partnership and Krupp Government Income Trust II [Exhibit 10.25 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     (10.33) Supplement to Prospectus dated January 1, 1994 for Federal National
          Mortgage Association pool number MX - 073030 [Exhibit 10.26 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     Windsor Lake

     (10.34) Subordinated  Loan Agreement dated June 16, 1994 between Cedar Lake
          L. P. and Krupp Government Income Trust II [Exhibit 10.27 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     (10.35)  Subordinate  Note dated June 16, 1994 between Cedar Lake L. P. and
          Krupp Government Income Trust II [Exhibit 10.28 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     (10.36)  Subordination  Agreement  dated June 16,  1994  between  Berkshire
          Mortgage Finance Limited Partnership, Cedar Lake L. P. and Krupp Government Income Trust II [Exhibit 10.29 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     (10.37)  Assignment  of  Subordination  Agreement  dated June 16, 1994 from
          Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between, Cedar Lake L.P. and Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit 10.30 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     (10.38) Subordinate  Multifamily  Deed to Secure Debt Agreement  dated June
          16, 1994 between Cedar Lake L.P. and Krupp Government Income Trust II [Exhibit 10.31 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     (10.39) Supplement to Prospectus dated October 1, 1994 for Federal National
          Mortgage Association pool number MX - 073039 [Exhibit 10.32 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     Oasis at Springtree

     (10.40)  Subordinate  Note dated June 16, 1994 between Oasis at Springtree,
          Inc. and Krupp Government Income Trust II [Exhibit 10.33 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     (10.41)  Subordinated  Loan Agreement  dated August 11, 1994 between Joseph
          Kodsi and Albert Kodsi, Oasis at Springtree, Inc., and Krupp Government Income Trust II.[Exhibit 10.48 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.42)  Subordination  Agreement  dated August 11, 1994 between  Berkshire
          Mortgage Finance Limited Partnership, Oasis at Springtree, Inc. and Krupp Government Income Trust II.[Exhibit 10.49 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File. No 0-20164)].*

     (10.43) Assignment  of  Subordination  Agreement  dated August 11, 1994 for
          Berkshire Mortgage Finance Limited Partnership with Federal National Mortgage Association by and between Oasis at Springtree, Inc., Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.50 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.44) Subordinated  Multifamily Mortgage Assignment of Rents and Security
          Agreement dated August 11, 1994 between Oasis at Springtree, Inc. and Krupp Government Income Trust II.[Exhibit 10.51 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.45) Supplement to Prospectus dated January 1, 1994 for Federal National
          Mortgage Association pool number MX - 073043.[Exhibit 10.52 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     The Willows

     (10.46) Supplement to Prospectus dated January 1, 1994 for Federal National
          Mortgage Association pool number MX - 073057 [Exhibit 10.42 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

     Windmill Lakes

     (10.47)  Subordinated  Loan Agreement dated February 3, 1995 between Robert
          B. Kramer and Rose Berger, Windmill Lakes, Inc., and Krupp Government Income Trust II [Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

     (10.48)  Subordinate  Note dated February 3, 1995 between  Windmill  Lakes,
          Inc., and Krupp Government Income Trust II [Exhibit 10.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

     (10.49) Subordinate Multifamily Mortgage Agreement dated February 3, 1995 between Windmill Lakes, Inc., and Krupp Government Income Trust II [Exhibit 10.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

     (10.50)  Subordination  Agreement dated February 3, 1995 by and among Green
          Park Financial Limited Partnership, Krupp Government Income Trust II and Windmill Lakes, Inc. [Exhibit 10.4 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

     The Lakes

     (10.51)  Subordinated  Loan  Agreement  dated June 29,  1995,  between Lake
          Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.5 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

     (10.52) Subordinate Note dated June 29, 1995,  between Lake Associates,  L.
          P. and Krupp Government Income Trust II [Exhibit 10.6 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

     (10.53) Subordinate  Multifamily  Mortgage to Secure Debt  Agreement  dated
          June 29, 1995, between Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.7 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

     (10.54)  Subordination  Agreement  dated June 29, 1995,  between  Berkshire
          Mortgage Finance Limited Partnership, Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.8 to Registrant's report on
          Form  10-Q  for  the  quarter  ended  September  30,  1995  (File  No.
          0-20164)].*

     (10.55) Assignment of  Subordination  Agreement  dated June 29, 1995,  from
          Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between, Lake Associates, L.P. and Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit 10.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

     (10.56)  Supplement  to  Prospectus  dated  November  1,  1994 for  Federal
          National Mortgage Association pool number MX - 073149 [Exhibit 10.10 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

     The  Fountains

     (10.57)  Subordinated  Promissory  Note dated  April 24,  1995  between CSM
          Fountains Limited Partnership and Krupp Government Income Trust II [Exhibit 10.11 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

     (10.58)  Agreement  Re:  Subordinated  Note dated  April 24,  1995  between
          Berkshire Mortgage Finance Corporation and Krupp Government Income Trust II [Exhibit 10.12 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

     (10.59) Subordinated  Multifamily Mortgage Assignment of Rents and Security
          Agreement dated April 24, 1995 between CSM Fountains Limited Partnership and Krupp Government Income Trust II [Exhibit 10.13 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

     Falls at Hunter Pointe

     (10.60)  Additional  Loan Note dated  August 5, 1993  between  Goulding  L.
          Stoddard ("Borrower") and Krupp Government Income Trust ("Holder").[Exhibit 10.92 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.61) Additional Loan Agreement dated August 5, 1993 between  Goulding L.
          Stoddard ("Borrower") and Krupp Government Income Trust ("Holder").[Exhibit 10.93 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.62) Subordinated  Promissory Note, dated August 4, 1993 between Hunters
          Pointe Associates, Ltd. ("Maker" or "Mortgagor") and Krupp Government Income Trust ("Holder").[Exhibit 10.94 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.63)  Agreement  re  Subordinated  Note dated August 5, 1993 between TRI
          Capital Corporation and Krupp Government Income Trust.[Exhibit 10.95 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.64)  Subordinated  Multifamily  Deed of Trust,  Assignment of Rents and
          Security Agreement dated August 5, 1993 between Hunters Pointe Associates, Ltd. and Krupp Government Income Trust.[Exhibit 10.96 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.65) Participation  and Servicing  Agreement dated August 5, 1993 by and between TRI Capital Corporation and Krupp Government Income Trust.[Exhibit 10.97 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     Rivergreens Apartments

     (10.66) Mortgage Note dated August 19, 1993 between Rivergreens  Associates
          II Limited Partnership and Krupp Mortgage Company Limited Partnership.[Exhibit 10.98 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.67)  Subordinated  Promissory  Note,  dated  August 19,  1993,  between
          Rivergreens Associates II Limited Partnership and Krupp Government Income Trust.[Exhibit 10.99 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.68)  Subordinated  Multifamily  Deed of Trust,  Assignment of Rents and
          Security Agreement dated August 19, 1993 between Rivergreens Associates II Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.100 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     Mill Pond II Apartments

     (10.69)  Mortgage  Note  dated  July  26,  1994 for  Mill  Pond II  Limited
          Partnership and Krupp Mortgage  Company  Limited  Partnership.[Exhibit
          10.101 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.70) Multifamily Subordinated Mortgage, Assignment of Rents and Security
          Agreement dated July 26, 1994 between Mill Pond II Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.102 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.71) Subordinated  Promissory  Note,  dated July 26, 1994,  between Mill
          Pond II Limited Partnership and Krupp Government Income Trust.[Exhibit
          10.103 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (10.72)  Agreement  re  Subordinated  Note  dated  July 26,  1994,  between
          Berkshire Mortgage Finance Corporation and Krupp Government Income Trust.[Exhibit 10.104 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         * Incorporated by reference


(c)  Reports on Form 8-K
         The Trust did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2000.

                       KRUPP GOVERNMENT INCOME TRUST II




 By:  / s /  Douglas Krupp
     Douglas Krupp, Chairman of Board of Trustees and a Trustee of Krupp Government Income Trust II

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 9th day of March, 2000.

            Signatures  Title(s)


 /s/ Douglas Krupp                Chairman of Board of Trustees and a
Douglas Krupp                     Trustee of Krupp Government Income Trust II


 /s/ Robert A. Barrows            Treasurer of Krupp Government Income Trust II
Robert A. Barrows


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


 /s/ J. Paul Finnegan             Trustee of Krupp Government Income Trust II
J. Paul Finnegan

                                        APPENDIX A

                             KRUPP GOVERNMENT INCOME TRUST II











                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                   ITEM 8 of FORM 10-K

                   ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                            For the Year Ended December 31, 1999

                            KRUPP GOVERNMENT INCOME TRUST II

                 INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






Report of Independent Accountants                                            F-3


Balance Sheets at December 31, 1999 and 1998                                 F-4


Statements of Income and Comprehensive Income for the Years Ended
 December 31, 1999, 1998, and 1997                                           F-5


Statements of Changes in Shareholders' Equity for the Years Ended
 December 31, 1999, 1998 and 1997                                            F-6


Statements of Cash Flows for the Years Ended
 December 31, 1999, 1998 and 1997                                            F-7


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

                                          REPORT OF INDEPENDENT ACCOUNTANTS







To the Board of Trustees and Shareholders of Krupp Government Income Trust II:

     In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Krupp Government Income Trust II (the "Trust") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting  principles  generally  accepted  in the  United  States.  These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.














                                                     PricewaterhouseCoopers LLP


Boston, Massachusetts
March 9, 2000


                      KRUPP GOVERNMENT INCOME TRUST II

                               BALANCE SHEETS

                         December 31, 1999 and 1998


                                   ASSETS

                                                                           1999                   1998

Participating Insured Mortgage Investments
 ("PIMIs")(Notes B, C and I):
    Insured mortgages                                                  $ 131,750,452         $ 133,132,325
    Additional loans, net of impairment provision of $2,994,000           21,298,351            23,298,351
Participating Insured Mortgages ("PIMs")
    (Notes B, D and I)                                                    37,994,412            38,331,257
Mortgage-Backed Securities ("MBS") and Insured
   mortgage loan
    (Notes B, E and I)                                                    21,127,474            41,834,199

           Total mortgage investments                                    212,170,689           236,596,132

Cash and cash equivalents (Notes B and I)                                  8,653,673            18,010,578
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $8,093,170 and
 $7,167,563 (Note B)                                                       6,522,092             8,289,549
Prepaid participation servicing fees, net of
 accumulated amortization of $2,262,659 and
 $2,321,513  (Note B)                                                      2,233,060             2,830,857
Interest receivable and other assets                                       1,629,549             1,682,882

           Total assets                                                $ 231,209,063         $ 267,409,998

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note B)                           $   2,692,976         $   2,719,343
Other liabilities                                                            150,025                43,563

           Total liabilities                                               2,843,001             2,762,906

Shareholders' equity (Notes A and F):
    Common stock, no par value; 25,000,000
      Shares authorized; 18,371,477 Shares
      issued and outstanding                                             228,920,012           264,099,856

    Accumulated comprehensive (loss)
      income (Notes B and E)                                                (553,950)              547,236

                   Total Shareholders' equity                            228,366,062           264,647,092

                   Total liabilities and Shareholders'
                    equity                                             $ 231,209,063         $ 267,409,998


                                 The accompanying notes are an integral
                                    part of the financial statements.



                                  KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                        For the Years Ended December 31, 1999, 1998 and 1997


                                                                1999                 1998              1997
Revenues:
    Interest income - PIMs and PIMIs:
      Basic interest                                       $ 11,998,012         $ 12,449,922      $ 13,828,125
      Additional Loan interest                                1,712,260            1,580,517         2,147,468
      Participation income                                    1,591,932            3,252,020         1,769,701
    Interest income - MBS including
       prepayment premium                                     3,251,078            3,264,905         2,847,442
    Interest income - other                                   1,059,900            1,082,305           697,819

         Total revenues                                      19,613,182           21,629,669        21,290,555

Expenses:
    Asset management fee to an
     affiliate (Note G)                                       1,718,942            1,889,509         2,002,992
    Expense reimbursements to
     affiliates (Note G)                                        276,901              227,556           446,357
    Amortization of prepaid fees and expenses                 2,365,254            2,900,106         2,186,556
    General and administrative                                  277,747              435,387           391,165
    Provision for impaired mortgage
      loans (Notes B and C)                                       -                2,994,000             -

         Total expenses                                       4,638,844            8,446,558         5,027,070

Net income (Notes B and H)                                   14,974,338           13,183,111        16,263,485

Other comprehensive income:
    Net change in unrealized (loss)
       gain on MBS                                           (1,101,186)              40,493           384,408

Total comprehensive income                                  $13,873,152          $13,223,604       $16,647,893

Basic earnings per share                                   $        .82         $        .72      $        .89

Weighted average shares
    outstanding                                              18,371,477           18,371,477        18,371,477











                                       The accompanying notes are an integral
                                          part of the financial statements.


                              KRUPP GOVERNMENT INCOME TRUST II

                        STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     For the Years Ended December 31, 1999, 1998 and 1997



                                                                                   Accumulated            Total
                                                                  Retained        Comprehensive       Shareholders'
                                          Common Stock            Earnings           Income              Equity

Balance at December 31, 1996            $  296,565,241        $       -         $    122,335         $   296,687,576

Dividends                                   (6,700,914)         (16,263,485)           -                 (22,964,399)

Net income                                       -               16,263,485            -                  16,263,485

Change in unrealized gain on MBS                 -                    -              384,408                 384,408

Balance at December 31, 1997               289,864,327                -              506,743             290,371,070

Dividends                                  (25,764,471)         (13,183,111)           -                 (38,947,582)

Net income                                       -               13,183,111            -                  13,183,111

Change in unrealized gain on MBS                 -                    -               40,493                  40,493

Balance at December 31, 1998               264,099,856                -              547,236             264,647,092

Dividends                                  (35,179,844)         (14,974,338)           -                 (50,154,182)

Net income                                                       14,974,338            -                  14,974,338

Change in unrealized gain on MBS                 -                    -           (1,101,186)             (1,101,186)

Balance at December 31, 1999            $  228,920,012        $       -         $   (553,950)        $   228,366,062



Shares issued and outstanding for each of the three years in the period ended
 December 31, are 18,371,477












                                       The accompanying notes are an integral
                                          part of the financial statements.


                                         KRUPP GOVERNMENT INCOME TRUST II

                                             STATEMENTS OF CASH FLOWS

                               For the Years Ended December 31, 1999, 1998 and 1997


                                                                      1999                   1998                    1997

Operating activities:
  Net income                                                    $   14,974,338         $   13,183,111         $    16,263,485
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Premium amortization, net                                          173,055                185,276                 113,094
    Provision for impaired mortgage loans                                -                  2,994,000                   -
    Amortization of prepaid fees and expenses                        2,365,254              2,900,106               2,186,556

    Changes in assets and liabilities:
      Decrease in interest receivable
       and other assets                                                 53,333                428,271                 153,534
      (Decrease) increase in deferred income
           on Additional Loans                                         (26,367)               (36,362)              1,173,651
      Increase in other liabilities                                    106,462                 12,614                   3,864

     Net cash provided by
       operating activities                                         17,646,075             19,667,016              19,894,184

Investing activities:
  Investment in PIMs                                                     -                 (1,003,676)                  -
  Investment in Additional Loans                                         -                      -                    (465,000)
  Prepayment on Additional Loan                                      2,000,000              2,860,000               1,265,000
  Principal collections on MBS                                      19,432,484              9,192,319               4,775,477
  Principal collections on PIMs                                      1,718,718             12,722,410               1,800,237

         Net cash provided by
        investing activities                                        23,151,202             23,771,053               7,375,714

Financing activity:
  Dividends                                                        (50,154,182)           (38,947,582)            (22,964,399)

Net decrease increase in cash and
 cash equivalents                                                   (9,356,905)             4,490,487               4,305,499
Cash and cash equivalents, beginning
 of period                                                          18,010,578             13,520,091               9,214,592
Cash and cash equivalents, end of
  period                                                        $    8,653,673         $   18,010,578         $    13,520,091

Supplemental disclosure of noncash investing activities:
  Reclassification of investments in a
   PIM and PIMI to an MBS                                       $        -             $        -             $    15,093,814

Non cash activities:
    (Decrease) increase in Fair Value of MBS                    $   (1,101,186)        $       40,493         $       384,408


                                       The accompanying notes are an integral
                                          part of the financial statements.

                                          KRUPP GOVERNMENT INCOME TRUST II

                                            NOTES TO FINANCIAL STATEMENTS


     A. Organization

     Krupp Government Income Trust II (the "Trust") was formed on February 8, 1991 by filing a Declaration of Trust in The Commonwealth of Massachusetts. The Trust is authorized to sell and issue not more than 25,000,000 shares of beneficial interest (the "Shares"). The Trust was organized for the purpose of investing in commercial and multi-family loans and mortgage backed securities. Berkshire Mortgage Advisors Limited Partnership (the "Advisor") acquired 10,000 of such Shares for $200,000 and 18,315,158 Shares were sold for $365,686,058 net of purchase volume discounts of $617,102 under a public offering which commenced on September 11, 1991 and was completed on February 12, 1993. Under the Dividend Reinvestment Plan ("DRP"), 46,319 Shares were sold for $880,061. The Trust shall terminate on December 31, 2030, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.

     B. Significant Accounting Policies

     The Trust uses the following accounting policies for financial reporting purposes:

     MBS

     The Trust, in accordance with the Financial Accounting Standards Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), under the classification of available-for-sale. The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

     Effective January 1, 1998, the Trust adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 established standards for reporting and displaying comprehensive income and its components. FAS 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. FAS 130 had no material effect on the Trust's financial position or results of operations.

     PIMs and PIMIs

     The Trust accounts for its MBS portion of a PIM or PIMI investment in accordance with FAS 115, under the classification of held to maturity. The Trust carries these MBS at amortized cost.

     The insured mortgage portion of the Federal Housing Administration (FHA) PIM or PIMI is carried at amortized cost. The Trust holds these mortgages at amortized cost since they are fully insured by FHA.

     The Additional Loans are carried at amortized cost unless the Advisor believes there is an impairment in value, in which case a valuation allowance is established.





                                       Continued

                            KRUPP GOVERNMENT INCOME TRUST II

     B. Significant Accounting Policies, Continued

     PIMs and PIMIs, continued

     Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development (HUD) Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Government National Mortgage Association (GNMA) or Fannie Mae MBS. The Trust recognizes interest related to the participation features when these amounts are collectible and estimable. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMIs generate sufficient cash flow to make the required
     Additional  Loan  interest   payments  with  operating   funds,  the  Trust
     recognizes income as earned and commences amortizing deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

     The Trust also fully reserves the portion of any Additional Loan interest payment satisfied through the issuance of an operating loss and any associated interest due on such operating loan. The Trust will recognize the income related to the operating loan when the borrower repays amounts due under the operating loan.

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

     Cash Equivalents

     The Trust includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Trust invests its cash primarily in Agency paper, commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

     Prepaid Fees and Expenses

     Prepaid fees and expenses represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs and PIMIs. The Trust amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated payoff date of the underlying mortgage. The prepaid participation servicing fees are amortized using a method that approximates the effective interest method over a ten-year period beginning at final endorsement of the loan if a HUD-insured loan and at closing if a Fannie Mae loan.

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


                                    Continued

                         KRUPP GOVERNMENT INCOME TRUST II

     B. Significant Accounting Policies, Continued

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

     C. PIMIs

     The Trust had investments in ten PIMIs at December 31, 1999 and at December 31, 1998 that provide financing for multi-family housing. Each PIMI consists of a Fannie Mae MBS or a sole participation interest in a
     HUD-insured first mortgage loan originated under the FHA lending program (collectively, the "insured mortgages") and an "Additional Loan" made to the borrower or the owners of the borrower to provide additional funds for the construction or permanent financing of the property. The FHA first mortgage loan and the first mortgage underlying the Fannie Mae MBS provide the borrower with a below market interest rate loan, and in return, the Trust receives a percentage of the cash generated from the property operations ("Participating Income Interest"), a percentage of any appreciation of the underlying property to a preferred return, and a percentage of any appreciation thereafter ("Participating Appreciation Interest") (collectively the "participation income").

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

     The Trust made the Additional Loans on the FHA PIMIs to the owners of the entity having the FHA first mortgage loan, and the owners collateralize the Additional Loan by pledging their ownership interests in the borrowing entity, their share of any distributions received, and the proceeds realized upon the refinancing of the property, sale of the property or sale of the partnership interests. Unlike the insured mortgages, the Additional Loans are neither guaranteed nor insured.

     The Trust receives level monthly payments of principal and interest payments, amortizing over thirty to forty years on the insured mortgages and is also entitled to receive participation income and semi-annual interest payments ("Additional Loan interest") and preferred interest under the Additional Loans and Agreements. While principal and interest payments on the insured mortgages are insured or guaranteed, there are limitations to the amount and obligation to pay interest under the Additional Loan and Agreements.

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

                                       Continued

                            KRUPP GOVERNMENT INCOME TRUST II

     C. PIMIs, Continued

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

                               KRUPP GOVERNMENT INCOME TRUST II

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

     FHA PIMIs generally cannot be prepaid for a term of five years from the construction completion date or final endorsement. After the fifth anniversary of construction completion or final endorsement, the FHA PIMI may be prepaid without penalty providing that all amounts due under the Agreements, Additional Loan and FHA insured mortgage are paid. Fannie Mae PIMIs generally cannot be prepaid during the five years following the closing date of the underlying first mortgage loan. Thereafter, the Fannie Mae first mortgage loan may be prepaid subject to a prepayment penalty that declines each year for the next five years with no prepayment penalty after the tenth year. Any prepayment of a Fannie Mae PIMI generally requires prepayment of the first mortgage loan underlying the Fannie Mae MBS and payment of amounts due under the Agreements and Additional Loan. The Fannie Mae first mortgage loan would not need to be prepaid if there is a permitted assumption of the first mortgage loan, however, amounts due under the Agreement and Additional Loan would need to be prepaid. Any prepayment usually requires not less than 90 nor more than 180 days prior written notice.

     On December 16, 1999, the Trust received $2,832,907 from Windsor Lake consisting of $2,000,000 from the payoff of the Additional Loan, $40,000 of base interest on the Additional Loan and $792,907 of participating appreciation interest income. The payoff of the balance on the insured mortgage, $9,172,642 was received on January 26, 2000. The Trust paid a special dividend of $.66 per Share from the prepayment proceeds on February 18, 2000.

     On July 31, 1998 and on August 25, 1998, the Trust received the prepayments of the St. Germain Additional Loan of $2,860,000 and the related Fannie Mae MBS with a remaining principal balance of $11,006,015. In addition, the Trust received participation income as follows: (i) Additional Loan interest payable through the date of sale of $83,417, (ii) Preferred Interest payable through the date of sale of $89,975, (iii) Participating Appreciation Interest of $1,874,032. On October 9, 1998, the Trust received Participating Income Interest payable through the date of sale attributable to 1998 property operations of $94,258. On September 28, 1998, the Trust used these proceeds to fund a special dividend of $.87 per Share to its Shareholders.

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




                                         Continued


                              KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS, continued




        At December 31, 1999 and 1998 there are no insured mortgage loans within the
        Trust's portfolio that are delinquent as to principal or interest.



The Trust's investments in PIMIs consists of the following at December 31, 1999 and 1998:

   Insured                      Loan          Monthly      Interest   Maturity     Balance Outstanding at December 31,
  Mortgages                    Amount         Payments       Rate       Date            1999             1998

FHA
The Seasons (a)          $   23,224,649   $   162,635       7.875%     10/01/28    $  22,260,149    $  22,450,457

Hunters Pointe (g)           12,789,100        78,178       6.875%     01/01/35       12,447,138       12,526,503

Norumbega Point              15,598,500       101,053       7.375%     02/01/36       15,317,692       15,397,380

FNMA (b)
Crossings Village            12,907,334        82,164        6.75%     10/01/08       12,090,416       12,253,314

Martin's Landing             11,200,000        69,310        6.50%     12/01/08       10,478,301       10,622,947

Sunset Summit                10,192,801        63,122        6.50%     10/01/08        9,542,738        9,674,470

Oasis                        12,401,673        78,796        6.75%     07/01/09       11,760,701       11,906,186

Windsor Lake                  9,680,344        61,610        6.75%     07/01/09        9,172,642        9,287,879

Windmill Lakes               11,600,000        74,274       6.825%     03/01/10       11,062,433       11,193,107

The Lakes                    18,387,653       117,745       6.825%     07/01/10       17,618,242       17,820,082

                         $  137,982,054   $   888,887                              $ 131,750,452    $ 133,132,325
                                                                                       (f)




                                              Continued


                                  KRUPP GOVERNMENT INCOME TRUST II

                              NOTES TO FINANCIAL STATEMENTS, continued
                                                          __________________

                                                                                                  Base       Preferred
                                                                                  Maturity      Interest     Interest
        Additional Loans                         1999              1998             Date          Rate         Rate
        The Seasons (a)                    $   4,925,351      $   4,925,351       10/01/28         9%(c)        10%
        Hunters Pointe (g)                       650,000            650,000       01/01/35         7%            9%
        Norumbega Pointe                       3,063,000          3,063,000       07/02/06         7%           10%
        Crossings Village                      2,584,000          2,584,000       10/01/08         7%            9%
        Martin's Landing                       2,280,000          2,280,000       12/01/08         7%           12%
        Sunset Summit                          1,900,000          1,900,000       12/01/08         7%            9%(d)
        Oasis (h)                              2,290,000          2,290,000       09/01/09         7%         9.25%
        Windsor Lake                               -              2,000,000           -            8%           13%
        Windmill Lakes (e)                     2,000,000          2,000,000       03/01/10       7.5%          9.5%
        The Lakes                              4,600,000          4,600,000       07/01/10         7%            9%

                                           $ 24,292,351       $  26,292,351


     (a) The total PIMI and Additional Loan on this property are $32,300,000, and $6,850,000 respectively, of which 28% is held by Krupp Government
          Income Trust, an affiliate of the Advisor of the Trust.
     (b) Monthly principal and interest payments are based on a 30-year amortization. The unpaid principal balances due at maturity are as follows:

                    Crossings Village                            $    9,917,000
                    Martin's Landing                             $    8,524,000
                    Sunset Summit                                $    7,763,000
                    Oasis                                        $    9,550,000
                    Windsor Lake                                 $    7,517,000
                    Windmill Lakes                               $    8,907,000
                    The Lakes                                    $   14,118,000

     (c) The base interest rate was 6% per annum for the first three years and beginning September 1, 1996 increased to 9% per annum.
     (d) The Trust will receive its Additional Loan Interest and its GIT Contingent Interest on Investment (as defined in the Subordinate Loan Agreement) from net revenue up to the 9% Preferred Interest Rate and, thereafter is entitled to 25% of net revenue.
     (e) As of December 31, 1997 Windmill Lakes was in technical default on its Additional Loan for not making the full required base interest payment due on the Additional Loan. The Advisor has agreed to defer the delinquent Additional Loan Interest payments pending a sale of the property. If it becomes apparent that a sale mutually acceptable to both the Trust and the borrower will not be possible, the Advisor will re-assess the feasibility of extending long term debt service relief.
     (f)  The aggregate cost for federal income tax purposes is $131,750,452.
     (g) As of November 12, 1999 Falls at Hunters Point was in default for not making the participation income payment due the Trust based on 1997 and 1998 operations. The Advisor is pursuing remedies to cure the default.
     (h) The modification agreement for the debt service relief is currently being negotiated between the Advisor and the borrower.

                                         Continued

                               KRUPP GOVERNMENT INCOME TRUST II

     C. PIMIs, Continued

     Impaired Mortgage Loans

     On December 31, 1998, as a result of continued deterioration in property operations, the Advisor of the Trust determined that the Windmill Lakes
     Additional Loan was impaired. As a result, a valuation allowance of $2,000,000 was established to adjust the carrying amount of the loan to the estimated fair market value of the collateral less anticipated costs of sale. The Trust did not recognize interest income on the Windmill Lakes Additional Loan during 1999 or 1998.

     On December 31, 1998, as a result of continued deterioration in property operations, the Advisor of the Trust determined that the Oasis Additional Loan was impaired. As a result, a valuation allowance of $994,000 has was established to adjust the carrying amount of the loan to the estimated fair market value of the collateral less anticipated costs of sale. The Trust did not recognize interest income on the Oasis Additional Loan during 1999 or 1998.

     The activity in the valuation allowance together with the related recorded and carrying value of the mortgage loans is as follows:

                                        Recorded                Valuation            Carrying
                                          Value                 Allowance              Value

Windmill Lakes                          $2,000,000              $2,000,000           $   -

Oasis                                    2,290,000                 994,000            1,296,000

Balance at
December 31, 1999                       $4,290,000              $2,994,000           $1,296,000


     The recorded value of the impaired mortgage loans did not differ materially from the balances reported at the end of each quarter with exception for the impairment recorded in the fourth quarter of 1998 for the Windmill
     Lakes and Oasis additional loans. The Trust has also deferred income related to Oasis of $160,300.


       Reconciliations of activity for 1999, 1998 and 1997 are as follows:

Insured Mortgages
                                                           1999               1998                   1997

Balance at beginning of period                        $ 133,132,325        $145,537,234           $150,454,030

       Reclassification                                     -                   -                   (3,515,288)

       Principal collections                             (1,381,873)         (12,404,909)           (1,401,508)

Balance at end of period                              $ 131,750,452        $ 133,132,325          $145,537,234



                                              Continued


                                   KRUPP GOVERNMENT INCOME TRUST II

                               NOTES TO FINANCIAL STATEMENTS, continued

C.      PIMIs, Continued


Additional Loans
                                                    1999              1998              1997

Balance at beginning of period               $    23,298,351    $   29,152,351      $  29,952,351

        Additional loan prepayments               (2,000,000)       (2,860,000)        (1,265,000)

        Additional loan investments                    -                 -                465,000

        Valuation allowance                            -            (2,994,000)             -

Balance at end of period                     $    21,298,351    $   23,298,351      $  29,152,351

Property Descriptions:

     o    The  Seasons  is a  1,088-unit  apartment  complex  located in Laurel,
          Maryland.
     o The Falls at Hunter's Pointe ("Hunters Pointe") is a 276-unit apartment complex located in Sandy City, Utah, a suburb of Salt Lake City.
     o Norumbega Point is a 93-unit assisted living facility in Weston, Massachusetts.
     o Crossings Village Apartments ("Crossings Village") is a 286-unit apartment complex located in Westlake, Ohio.
     o Martin's Landing Apartments ("Martin's Landing") is a 300-unit apartment complex in Roswell, Georgia.
     o Sunset Summit Apartments ("Sunset Summit") is a 261-unit apartment complex located in Portland, Oregon.
     o Oasis at Springtree ("Oasis") is a 276-unit apartment complex located in Sunrise, Florida.
     o Windsor Lake Apartments ("Windsor Lake") is a 416-unit apartment complex in Smyrna, Georgia.
     o Windmill Lakes Apartments ("Windmill Lakes") is a 264-unit garden style apartment complex in Pembroke Pines, Broward County, Florida.
     o The Lakes at Vinings Apartments ("The Lakes") is a 464-unit garden and townhouse style apartment complex in Vinings, Georgia.


     D. PIMs

     The Trust has investments in four PIMs. The Trust's PIMs consist of a Fannie Mae MBS which represents the securitized first mortgage loan on the underlying property or a sole participation interest in the first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages") and participation interests in the revenue stream and appreciation of the property above specified levels. The borrower conveys these participation features to the Trust generally through a subordinated promissory note and mortgage (the "Agreement"). The Trust receives level monthly principal and interest payments, amortizing over thirty to forty years on the Fannie Mae MBS guaranteed by Fannie Mae, and HUD insures payment of principal and interest on the FHA first mortgage loan.

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




                                         Continued

                              KRUPP GOVERNMENT INCOME TRUST II

     D. PIMs, Continued

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

     At December 31, 1999 and 1998 there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

     During the second quarter of 1998, the Trust completed the funding of its commitment on the Fountains PIM.

     During the fourth quarter of 1997, the borrower on the Estates PIM sold the property to one of the Trust's affiliated entities. To facilitate the sale transaction, the borrower asked and the Advisor agreed to release the participation features of the PIM and allow the purchaser to assume the obligations of the first mortgage loan. In exchange for this modification, the Advisor required the borrower to pay a settlement of $232,000 to provide the Trust with a financial return comparable to what the Trust would have expected to receive had the borrower continued to own the property.




                                       Continued


                            KRUPP GOVERNMENT INCOME TRUST II

                        NOTES TO FINANCIAL STATEMENTS, continued



The Trust's PIMs consisted of the following at December 31, 1999 and 1998:



                          Original        Monthly    Interest    Maturity
     PIM                  Amount         Payments     Rate         Date       Balance Outstanding at December 31,
                                                                                    1999                1998
FNMA
Mequon Trails          $  14,937,726    $   93,123    6.50%     01/01/08     $    13,756,994     $   13,971,630
                                                                   (a)
FHA
Rivergreens II             6,137,199        39,763    7.375%    01/01/35           5,992,928          6,026,715

Mill Ponds II              8,245,300        51,900    7.125%    12/01/35           8,082,848          8,127,964

The Fountains             10,336,000        70,803    7.50%     11/01/36          10,161,642         10,204,948
                                                        (b)
   Total               $  39,656,225    $  255,589                           $    37,994,412     $   38,331,257
                                                                                    (c)


     (a) Principal and interest payments are based on a 30-year amortization. Unpaid principal of approximately $11,267,000 is due at maturity.
     (b)  Construction-phase   interest   rate  was   7.875%.   Received   Final
          Endorsement in April 1998.
     (c)  The aggregate cost for federal income tax purposes is $37,994,412.


Reconciliations of activity for 1999, 1998 and 1997 are as follows:

                                                           1999                 1998                 1997

Balance at beginning of period                         $ 38,331,257         $ 37,645,082          $49,622,337

       Acquisitions                                           -                1,003,676                -

       Reclassification                                       -                    -              (11,578,526)

       Discount amortization                                    217                -                    -

       Principal collections                               (337,062)            (317,501)            (398,729)

Balance at end of period                               $ 37,994,412         $ 38,331,257          $37,645,082

Property descriptions:

     - Mequon Trails Townhomes ("Mequon Trails") is a 246-unit apartment complex located in Mequon, Wisconsin.
     - Rivergreens II Apartments ("Rivergreens II") is a 126-unit apartment complex in Gladstone, Oregon.
     - Mill Ponds II Apartments ("Mill Ponds II")is a 150-unit apartment complex in Bellbrook, Ohio.
     - The Fountains Apartments ("The Fountains") is a 204-unit apartment complex in West Des Moines, Iowa.


                                             Continued

                                 KRUPP GOVERNMENT INCOME TRUST II

     E.   Mortgage Backed Securities

     The Trust received a payoff from The Estates MBS consisting of a first mortgage of $11,375,380 on October 18, 1999. In addition, the Trust received a prepayment premium of $1,023,784. The Trust paid a special dividend of $.68 per Unit from the proceeds on October 27, 1999.

     At December 31, 1999, the Trust's MBS portfolio has an amortized cost of $21,681,424 and gross unrealized gains and losses of approximately $29,115 and $583,065 , respectively. At December 31, 1998, the Trust's MBS portfolio had an amortized cost of $29,821,474 and gross unrealized gains and losses of approximately $556,799 and $9,563, respectively. At December 31, 1998, the Trust's insured mortgage had an amortized cost of $11,465,489. The MBS have maturities ranging from 2009 to 2031.




                         Maturity Date                        Fair Value                     Unrealized Loss
                          2001 - 2005                       $       -                           $   -
                          2005 - 2010                           3,600,705                         (93,988)
                          2010 - 2031                          17,526,769                        (459,962)

                              Total                         $  21,127,474                       $(553,950)


     F. Shareholders' Equity,

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

     The Trust earned or received $443,282, $443,282, and $1,024,097 of base interest from The Seasons in 1999, 1998 and 1997, respectively (see Note
     C). In addition, the Trust received $392,816 in 1999, $239,107 in 1998 and $83,360 in 1997 related to participating interest income.




                                         Continued


                             KRUPP GOVERNMENT INCOME TRUST II

                         NOTES TO FINANCIAL STATEMENTS, continued



H.     Federal Income Taxes

The  reconciliation of the income reported in the accompanying  statement of income with the income reported in the Trust's
1999 federal income tax return follows:

            Net income per statement of income                                                  $  14,974,338

              Add:
                      Book to tax difference for amortization
                                of prepaid fees and expenses                                          478,748

              Less:   Book to tax difference for Additional Loan interest income                      633,287


            Net income for federal income tax purposes                                          $  16,086,373


     The Trust paid dividends of $2.73 per share during 1999 which represents approximately $.88 from ordinary income and $1.85 represents a non-taxable distribution for federal income tax purposes.

     The basis of the Trust's assets for financial reporting purposes is less than its tax basis by approximately $10,156,000, and $8,347,000 at December 31, 1999 and 1998, respectively. The basis of the Trust's liabilities for financial reporting purposes exceeded its tax basis by approximately $2,693,000 and $2,289,000 at December 31, 1999 and 1998, respectively.

     I. Fair Value Disclosures of Financial Instruments

     The Trust uses the following methods and assumptions to estimate the fair value of each class of financial instrument:

     Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of those instruments.

     MBS

     The Trust estimates the fair value of MBS based on quoted market prices. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in MBS has gross unrealized gains and losses of approximately $29,000 and $583,000 at December 31, 1999 and $557,000 and $10,000 at December 31, 1998.

     PIMs and PIMIs

     There is no established trading market for these investments. Management estimates the fair value of the PIMs and the insured mortgage portion of the PIMIs using quoted market prices of MBS having the same stated coupon rate as the insured mortgages. Additional Loans are based on the estimated fair value of the underlying properties. Management does not include any participation income in the Trust's estimated fair values, because Management does not believe it can predict the time of realization of the feature with any certainty.

     Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs and PIMIs had gross unrealized gains and losses of approximately $71,000 and $5,944,000, respectively at December 31, 1999 and gross unrealized gains and losses of approximately $4,181,000 and $1,309,000 at December 31, 1998.


                                            Continued


                                  KRUPP GOVERNMENT INCOME TRUST II

                             NOTES TO FINANCIAL STATEMENTS, continued


     I. Fair Value Disclosures of Financial Instruments, continued

     At December  31, 1999 and 1998,  the  estimated  fair values of the Trust's financial instruments are as follows:
                                                                      (rounded to thousands)
                                                                1999                        1998
                                                         Fair         Carrying        Fair       Carrying
                                                         Value         Value          Value        Value

         Cash and cash equivalents                  $    8,654    $    8,654     $  18,011    $   18,011

         MBS                                            21,127        21,127        41,834        41,834

         PIMs and PIMIs:
             PIMs                                       36,763        37,994        39,056        38,331
             Insured mortgages                         127,108       131,750       135,279       133,132
             Additional loans                           21,298        21,298        23,298        23,298

                                                    $  214,950    $  220,823     $ 257,478    $  254,606



                                   KRUPP GOVERNMENT INCOME TRUST II

                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                             Balance at           Charged to                              Balance at
                             Beginning            costs and                                 end of
Description                   of period            expenses          Revenues               period

Valuation
Allowance                   $  2,994,000         $      -           $    -              $  2,994,000






                                          KRUPP GOVERNMENT INCOME TRUST II

                                                 SUPPLEMENTARY DATA
                                          SELECTED QUARTERLY FINANCIAL DATA
                                                     (Unaudited)


                                               For the Quarter Ended


                               March 31,            June 30,           September 30,         December 31,
                                 1999                 1999                 1999                  1999

Total revenues               $  4,410,220         $  4,552,556         $  4,484,788          $  6,165,618

Net income                   $  3,381,041         $  3,400,890         $  3,397,863          $  4,794,544

Earnings per Share           $        .18         $        .19         $        .18          $       .27


                                               For the Quarter Ended

                               March 31,             June 30,           September 30,         December 31,
                                 1998                  1998                 1998                  1998

Total revenues               $  5,490,525         $  4,777,805         $  7,055,166          $ 4,306,173

Net income                   $  4,286,801         $  3,665,671         $  5,028,861          $   201,778

Earnings per Share           $        .23         $        .20         $        .27          $       .02




                                                   (Unaudited)
                                (Amounts in thousands, except per Share amounts)

                                                                        Year                  Inception
                                                                       Ended                   Through
                                                                      12/31/99                 12/31/99
Distributable Cash Flow (a):

Net income                                                           $ 14,974                 $ 111,825
Items not requiring the use
  of operating funds:

   Provision for impaired mortgage loans                                    -                     2,994
    Loss on sale of MBS                                                     -                     1,379
    Amortization of prepaid fees and
     expenses and organization costs                                    2,365                    13,273
    Additional Loan interest received
     and deferred, net                                                    (27)                    2,693

    Total Distributable Cash Flow ("DCF")                            $ 17,312                 $ 132,164

DCF per Share based on Shares
 outstanding at December, 31 1999                                    $    .94                 $    7.19(d)

Dividends:

 Total dividends to Shareholders                                     $ 48,823(b)              $ 229,120(c)

 Average dividend per Share based
  on Shares outstanding at
  December 31, 1999                                                  $   2.66(b)              $   12.47(c)(d)



     (a) Distributable Cash Flow consists of income before provision for impaired mortgage loans, amortization of prepaid fees and expenses and organization costs and includes interest collections on Additional Loans which have not been recognized as income for book purposes. The Trust believes Distributable Cash Flow is an appropriate supplemental measure of operating performance, however, it should not be considered as a substitute for net income as an indication of operating performance or cash flows as a measure of liquidity.

     (b) Represents all dividends paid in 1999 except the February 1999 dividend and includes an estimate of the dividend to be paid in February 2000.

     (c)  Includes an estimate of the distribution to be paid in February 2000.

     (d) Shareholders average per Share return of capital on a cash basis as of February 2000 is $5.28 [$12.47- $7.19]. Return of capital represents that portion of dividends which is not funded from DCF, such as proceeds from the sale of assets and substantially all of the principal collections received from MBS, PIMs and PIMIs.