Form 10-Q
period 2000-03-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 2000-05-12
CIK 872467

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                       FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2000


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

                              KRUPP GOVERNMENT INCOME TRUST II

                                        BALANCE SHEETS

                                            ASSETS

                                                                             March 31,          December 31,
                                                                                2000                 1999
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2):
    Insured mortgages                                                     $   122,245,357       $  131,750,452
    Additional Loans, net of impairment provision
      of $2,994,000                                                            21,298,351           21,298,351
Participating Insured Mortgages ("PIMs")(Note 2)                               37,906,200           37,994,412
Mortgage-Backed Securities ("MBS")(Note 3)                                     20,370,179           21,127,474

     Total mortgage investments                                               201,820,087          212,170,689


Cash and cash equivalents                                                       7,124,929            8,653,673
Prepaid acquisition fees and expenses, net of
     accumulated amortization of $7,968,612 and
     $8,093,170, respectively                                                   5,827,225            6,522,092
Prepaid participation servicing fees, net of
     accumulated amortization of $2,374,766 and
     $2,262,659, respectively                                                   2,120,953            2,233,060
Interest receivable and other assets                                            1,476,945            1,629,549

     Total assets                                                         $   218,370,139       $  231,209,063


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                       $     2,846,447       $    2,692,976
Other liabilities                                                                 141,934              150,025
     Total liabilities                                                          2,988,381            2,843,001

Shareholders' equity (Note 4):
     Common stock, no par value; 25,000,000
       Shares authorized; 18,371,477 Shares
        issued and outstanding                                                215,970,925          228,920,012

     Accumulated comprehensive loss                                              (589,167)            (553,950)

     Total Shareholders' equity                                               215,381,758           228,366,062

     Total liabilities and Shareholders' equity                           $   218,370,139       $  231,209,063


                                      The accompanying notes are an integral
                                         part of the financial statements.


                                         KRUPP GOVERNMENT INCOME TRUST II

                                   STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                                      For the Three Months
                                                                                          Ended March 31,


                                                                                 2000                   1999

Revenues:
  Interest income - PIMs and PIMIs:
    Basic interest                                                           $  2,826,118          $  3,010,589
    Additional Loan interest (Note 5)                                             459,608               528,028

    Participation income (Note 2)                                               1,105,235                 -

  Interest income - MBS                                                           377,053               642,107

  Interest income - other                                                         140,051               229,496

      Total revenues                                                            4,908,065             4,410,220

Expenses:
  Asset management fee to an affiliate                                            383,171               436,223

  Expense reimbursements to affiliates                                             63,878                39,423

  Amortization of prepaid fees and expenses                                       806,974               490,328

  General and administrative                                                       68,799                63,205

      Total expenses                                                            1,322,822             1,029,179

Net income                                                                      3,585,243             3,381,041

Other comprehensive income:
     Net change in unrealized loss
       on MBS                                                                     (35,217)              (36,105)

Total comprehensive income                                                   $  3,550,026          $  3,344,936

Basic earnings per Share                                                     $        .20          $        .18

Weighted average Shares outstanding                                            18,371,477            18,371,477




                                          The accompanying notes are an integral
                                            part of the financial statements.







                                         KRUPP GOVERNMENT INCOME TRUST II

                                             STATEMENTS OF CASH FLOWS


                                                                                  For The Three Months Ended
                                                                                           March 31,

                                                                                    2000              1999

Operating activities:
   Net income                                                                   $  3,585,243      $ 3,381,041
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Premium amortization, net                                                      18,149           62,968
       Amortization of prepaid fees and expenses                                     806,974          490,328

       Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                                           152,604          386,089
          Increase in deferred income
          on Additional Loans                                                        153,471           62,437
           Decrease in other liabilities                                              (8,091)          (4,605)
Net cash provided by operating activities                                          4,708,350        4,378,258

Investing activities:
   Principal collections on MBS                                                      703,872        3,270,087
   Principal collections on PIMs
    and Insured Mortgages                                                          9,593,364          417,236

Net cash provided by investing activities                                         10,297,236        3,687,323
Financing activity:
   Dividends                                                                     (16,534,330)      (5,741,099)
Net (decrease) increase in cash and cash equivalents                              (1,528,744)       2,324,482

Cash and cash equivalents, beginning of period                                     8,653,673       18,010,578
Cash and cash equivalents, end of period                                        $  7,124,929      $20,335,060

Non cash activities:

   Decrease in Fair Value of MBS                                                $    (35,217)     $   (36,105)




                     The accompanying notes are an integral
                         part of the financial statements.

                           KRUPP GOVERNMENT INCOME TRUST II

                             NOTES TO FINANCIAL STATEMENTS


1.      Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership, the "Advisor" to Krupp Government Income Trust II (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1999 for additional information relevant to significant accounting policies followed by the Trust. In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results, which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.      PIMs and PIMIs

At March 31, 2000, the Trust's PIMs and PIMIs have a fair value of approximately $175,735,169 and gross unrealized losses of $5,714,739. The PIMs and PIMIs have maturities ranging from 2006 to 2036. At March 31, 2000 there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

Oasis at Springtree and Windmill Lakes both have been adversely affected by the competitive South Florida rental housing market. The Advisor recorded an impairment provision of $2,994,000 in total against the two Additional Loans during the fourth quarter of 1998. Based on its analyses of the property operations underlying the PIMIs, it continues to maintain that allowance.

In March 2000, the Trust received $175,489 of participation income based on 1997 operating results for Falls at Hunters Pointe from borrower escrows controlled by the Trust. The Advisor continues to pursue remedies to collect delinquent participation income relating to 1998.

During the first quarter of 2000, the Trust received a prepayment of the Windsor Lake PIMI consisting of a first mortgage with a remaining balance of $9,172,642. The Trust had previously received the balance of $2,000,000 on the Additional Loan, $40,000 of base interest on the Additional Loan and $792,907 of Participation income in December 1999. On February 2, 2000, the Advisor declared a special dividend of $.66 per Share that was paid on February 18, 2000 from the payoff of the mortgage on the Windsor Lake PIMI.

During the first quarter the Trust received participation income of $686,165 from The Lakes PIMI, $346,514 from the Martin's Landing PIMI and $72,556 from the Mequon Trails PIM. The Lakes and Martin's Landing payments related to 1998 and 1999 property operations while the Mequon Trails payment related to 1998 property operations. The 1998 billings were sent out in the fourth quarter of 1999 on these three properties.



                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

3.      MBS

At March 31, 2000, the Trust's MBS portfolio has an amortized cost of $20,959,346 and gross unrealized gains and losses of $21,888 and $611,055, respectively. The MBS portfolio has maturities ranging from 2009 to 2031.



4.      Changes in Shareholder's Equity

A summary of changes in Shareholders' equity for the three months ended March 31, 2000 is as follows:

                                                                                  Accumulated         Total
                                              Common            Retained         Comprehensive    Shareholders'
                                              Stock             Earnings             Loss            Equity

Balance at December 31, 1999            $   228,920,012      $     -        $     (553,950)      $  228,366,062

Net income                                        -            3,585,243             -                3,585,243

Dividends                                   (12,949,087)      (3,585,243)      (16,534,330)

Change in unrealized
 loss on MBS                                      -                 -              (35,217)            (35,217)

Balance at March 31, 2000               $   215,970,925      $      -       $     (589,167)      $ 215,381,758



5.      Related Party Transactions

The Trust received $221,641 of Additional Loan Interest that was due from The Seasons during the first quarter of 2000 in April 2000. For the three months ended March 31, 1999, the Trust received $221,641 of Additional Loan Interest from The Seasons.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At March 31, 2000 the Trust had liquidity consisting of cash and cash equivalents, of approximately $7.1 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust's liquidity is quarterly dividends, paid to investors of approximately $4.4 million, and special distributions. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. The current dividend rate is $.24 per Share per quarter. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special distribution.

In addition to providing guaranteed or insured monthly principal and interest payments, the Trust's investments in the PIMs and PIMIs also may provide additional income through the interest on the Additional Loan portion of the PIMIs as well as participation income based on operating cash flow and increase in the value realized upon the sale or refinance of the underlying properties. However, these payments are neither guaranteed nor insured and depend on the successful operations of the underlying properties.

The Trust received the first installment of Additional Loan interest from six of the PIMI investments during the first quarter. The first installment for The Seasons was received subsequent to the end of the quarter due to HUD financial compliance requirements. The Trust received a payment from the borrower on the Windmill Lakes PIMI, which was applied to delinquent Additional Loan interest. The Advisor determined that the borrower on the Norumbega PIMI had paid Additional Loan interest from other than surplus cash, which resulted in overpayments during the previous three years; consequently, the Trust will not receive any Additional Loan interest until the overpayment has been reversed.

The Trust received participation income totaling $1,105,235 during the first quarter. The Trust collected $72,556 of participation income based on 1998 operating results for Mequon Trails; $346,514 of participation income based on both 1998 and 1999 operating results for Martins Landing; and $686,165 of participation income based on both 1998 and 1999 operating results for The Lakes at Vinings. The 1998 billings were sent out in the fourth quarter of 1999 on these three properties. Subsequent to the end of the first quarter, the Trust also received $175,968 of participation income based on the second half of 1999 operations for The Seasons. The Trust expects to collect participation income based on successful 1999 operating results from four other investments during 2000: Crossings Village, Mequon Trails, Sunset Summit and Mill Pond II. Three other properties, Norumbega, Fountains and Rivergreens II, are well-occupied and generate sufficient revenue to meet all cash requirements for operations and maintenance, but do not generate Surplus Cash under HUD's definition for payment of participation income to the Trust.

There are significant payment issues relating to the PIMI's on three other properties that are being closely monitored by the Advisor. Operating results at both Windmill Lakes and Oasis at Springtree have deteriorated over the past several years, and the payment of Additional Loan interest is an outstanding issue for both deals. The borrower on the Falls at Hunters Pointe PIMI was declared to be in default under the terms of the participation and Additional Loan documents for non-payment of participation income due on 1997 and 1998 operations.

The strength of the South Florida economy, bolstered by an expanding business environment and in-migration coupled with low interest rates and available building sites, has fostered aggressive development of both single family homes and new apartments. Oasis at Springtree is located in the Sunrise submarket, an established market that has seen some major rehab activity as well as new infill construction in the multifamily sector. Occupancy at Oasis has remained stable over the past three years in the low 90% range; however, occupancy has become increasingly more expensive to achieve. Because Oasis must compete with newer or rehabilitated properties, maintenance costs have risen as the standards that apartment communities are judged by continue to rise. However, as an older property, Oasis has not been able to command the commensurate rental rate increases it needs to be able to pay for improvements that will enhance its appeal in the market. Consequently, the Advisor agreed to defer Additional Loan interest payments for 1999 to free up funds for some major capital projects. As a result of the factors described above, the Advisor determined that the Additional Loan collateralized by the Oasis at Springtree asset was impaired, and the Trust recorded a valuation allowance of $994,000 in the fourth quarter of 1998 and continues to maintain that allowance. The modification agreement for the debt service relief is currently being negotiated between the Advisor and the borrower.

Windmill Lakes is located in the Pembroke Pines submarket, a market that had vast tracts of vacant land three years ago and has seen explosive construction activity since then in single family, multifamily and retail sectors. Windmill Lakes is a ten-year old, basic apartment community that has not been able to compete against the influx of new apartment communities that have extensive amenity packages. Builders use deep marketing concessions to fill the new properties, lowering the cost of renting a new apartment and making it more difficult for older properties like Windmill Lakes to attract residents. Occupancy has dropped as low as 80%, although there has been a slight recovery to the mid to high 80% range during the first quarter. The property's curb appeal, a critical element in a competitive market, has suffered as well because there has not been enough cash flow for adequate maintenance. Consequently, the borrower has been delinquent in his obligation to pay Additional Loan interest since March 1998. Although he has tried to sell the property, the borrower has been unable to secure a purchase price that will cover the property's outstanding liabilities. The Advisor has agreed to defer the delinquent Additional Loan payments pending a sale of the property. In the mean time, the borrower paid $25,000 towards the delinquent Additional Loan interest during the first quarter. If it becomes apparent that a sale of the property at a mutually acceptable price to both the Trust and the borrower will not be possible, the Advisor will reassess the feasibility of extending long-term debt service relief rather than risk the consequences of a default. As a result of the factors described above, the Advisor determined that the Additional Loan collateralized by the Windmill Lakes asset was impaired, and the Trust recorded a valuation allowance of $2,000,000 in the fourth quarter of 1998 and continues to maintain that allowance.

In November 1999, the Trust notified the borrower on the Falls at Hunters Pointe PIMI that he was in default for non payment of Participating income due to the Trust based on 1997 and 1998 operating results. The borrower has failed to cure the default. Consequently, the Trust elected to use a portion of the borrower's funds held in escrow to cure the 1997 portion of the default. The borrower remains in default for 1998 operating results, and the Trust is pursuing its legal remedies to recover the delinquent participating income.

Whether the operating performance of any of the properties mentioned above provide sufficient cash flow from operations to pay either the Additional Loan interest or participation income will depend on factors that the Trust has little or no control over. Should the properties be unable to generate sufficient cash flow to pay the Additional Loan interest, it would reduce the Trust's distributable cash flow and could affect the value of the Additional Loan collateral.

On December 16, 1999, the Trust received $2,832,907 from Windsor Lake; consisting of $2,000,000 from the payoff of the Additional Loan, $40,000 of Additional Loan interest, and $792,907 of Participation income. The payoff of the balance on the insured mortgage, $9,172,642 was received on January 26, 2000. The Trust paid a special dividend of $.66 per Share from the prepayment proceeds.

There are contractual restrictions on the prepayment of the PIMs and PIMIs. During the first five years of the investment, borrowers are generally prohibited from repayment. During the second five years, the PIM borrowers can prepay the insured first mortgage by paying the greater of a prepayment premium or the participation income due at the time of the prepayment. Similarly, the PIMI borrowers can prepay the insured first mortgage and the Additional Loan by satisfying the Preferred Return obligation. The participation features and the Additional Loans are neither insured nor guaranteed. If the prepayment of the PIM or PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust generally would not receive any participation income or any amounts due under the Additional Loan.

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


Results of Operations

The Trust's net income for the first quarter of 2000 increased by approximately $204,000 as compared to the first quarter of 1999. This was primarily the result of the participation income received from three mortgage investments totaling $1,105,000 net of an increase in amortization expense of $317,000, which was primarily due to writing off the remaining unamortized fees and expenses related to Windsor Lake. Interest income on MBS decreased $265,000, which was primarily related to The Estates payoff and on-going prepayment on the remaining portfolio. Basic interest decreased $184,000, which primarily resulted from the prepayment of the Windsor Lake PIMI.


Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Trust's investments in mortgages, with the exception of the Additional Loans, are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Association (GNMA) or the Department of Housing and Urban Development (HUD), and therefore, the risk of a material loss of amounts invested is remote. The certainty of principal on the Trust's investments primarily depends upon the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. However, obligations of FNMA are not backed by the U.S. Government. Fannie Mae is one of the largest corporations in the United States and the Secretary of the Treasury of the United States has discretionary authority to lend up to $2.25 billion to Fannie Mae at any time. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. HUD, an agency of the U.S. Government, insures the obligations originated under its programs, which are backed by the full faith and credit of the U.S. Government.

The Trust's Additional Loans have similar risks as those associated with higher risk debt instruments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, ability to maintain the properties and obtain adequate insurance coverage. Operations also may be effected by adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

The Trust includes in cash and cash equivalents approximately $6.8 million of Agency paper.


Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2000, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. As such, decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

The Trust monitors prepayments and considers prepayment trends, as well as dividend requirements of the Trust, when setting regular dividend policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs and PIMIs, the Trust incorporates prepayment assumptions into planning as individual properties notify the Trust of the intent to prepay or as they mature.

                         KRUPP GOVERNMENT INCOME TRUST II

                           PART II - OTHER INFORMATION
                                  _______________



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


Date:    April 28, 2000