Form 10-Q
period 2000-06-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 2000-08-03
CIK 872467

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                        FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        June 30, 2000

                                           OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to



        Commission file number          0-20164


                           Krupp Government Income Trust II


         Massachusetts                                  04-3073045
(State or other jurisdiction of
 incorporation or organization)               (IRS employer identification no.)


One Beacon Street, Boston, Massachusetts                  02108
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

                    KRUPP GOVERNMENT INCOME TRUST II

                             BALANCE SHEETS


                                 ASSETS
                                                                                   June 30,            December 31,
                                                                                    2000                  1999
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2)
  Insured mortgages                                                                $  121,906,335      $131,750,452
  Additional Loans, net of impairment provision of  $2,994,000                         21,298,351        21,298,351
Participating Insured Mortgages ("PIMs")(Note 2)                                       37,816,291        37,994,412
Mortgage-Backed Securities ("MBS")(Note 3)                                             19,794,948        21,127,474

           Total mortgage investments                                                 200,815,925       212,170,689

Cash and cash equivalents                                                               7,318,276         8,653,673
Prepaid acquisition fees and expenses, net of
   accumulated amortization of $8,298,097 and
   $8,093,170, respectively                                                             5,497,740         6,522,092
Prepaid participation servicing fees, net of
   accumulated amortization of $2,486,872 and
   $2,262,659 respectively                                                              2,008,847         2,233,060
Interest receivable and other assets                                                    1,171,334         1,629,549

           Total assets                                                            $  216,812,122      $231,209,063


                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                                $    2,774,963      $  2,692,976
Other liabilities                                                                         162,527           150,025

           Total liabilities                                                            2,937,490         2,843,001


Shareholders' equity (Note 4)
   Common stock, no par value; 25,000,000
   Shares authorized; 18,371,477 Shares
    issued and outstanding                                                            214,456,666       228,920,012


   Accumulated comprehensive loss                                                        (582,034)         (553,950)

           Total Shareholders' equity                                                 213,874,632       228,366,062

           Total liabilities and Shareholders' equity                              $  216,812,122      $231,209,063


                                         The accompanying notes are an integral
                                            part of the financial statements.



                                            KRUPP GOVERNMENT INCOME TRUST II

                                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                      For the Three Months                For the Six Months
                                                           Ended June 30,                    Ended June 30,

                                                   2000                 1999            2000               1999

 Revenues:
    Interest income - PIMs and
       PIMIs:
      Basic interest                           $     2,818,726   $     3,003,293   $    5,644,844    $    6,013,882
      Additional loan interest                        381,175            446,566          840,783           974,594
      Participation interest                          275,667            254,482        1,380,902           254,482
    Interest income - MBS                             374,253            611,225          751,306         1,253,332
    Interest income - cash and
        cash equivalents                              105,035            236,990          245,086           466,486

        Total revenues                              3,954,856          4,552,556        8,862,921         8,962,776

 Expenses:
   Asset management fee to an
    affiliate                                         381,352            435,676          764,523           871,899
   Expense reimbursements to
    affiliates                                         78,825             79,161          142,703           118,584
   Amortization of prepaid
    fees and expenses                                 441,591            490,328        1,248,565           980,656
   General and administrative                         158,193            146,501          226,992           209,706

        Total expenses                              1,059,961          1,151,666        2,382,783         2,180,845

 Net income                                         2,894,895          3,400,890        6,480,138         6,781,931

 Other comprehensive income:
   Net change in unrealized loss
        on MBS                                          7,133           (528,174)         (28,084)         (564,279)

 Total comprehensive income                    $    2,902,028    $     2,872,716   $    6,452,054    $    6,217,652

 Basic earnings per share                      $          .15    $           .19   $          .35    $          .37

 Weighted average shares
   outstanding                                               18,371,477                         18,371,477









                              The accompanying notes are an integral
                                 part of the financial statements.


                                         KRUPP GOVERNMENT INCOME TRUST II

                                             STATEMENTS OF CASH FLOWS



                                                                                     For the Six Months
                                                                                        Ended June 30,

                                                                                  2000                 1999

 Operating activities:
   Net income                                                               $   6,480,138        $   6,781,931
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Amortization of net premium                                                  29,612              110,680
      Amortization of prepaid fees and expenses                                 1,248,565              980,656
      Changes in assets and liabilities:
         Decrease (increase) in interest receivable
          and other assets                                                        458,215             (118,840)
         Increase in deferred income on
          Additional Loans                                                         81,987               17,669
         Increase in other liabilities                                             12,502              137,556

 Net cash provided by operating activities                                      8,311,019            7,909,652

 Investing activities:
   Principal collections on MBS                                                 1,274,714            5,441,966
   Principal collections on PIMs and Insured Mortgages                         10,022,354              842,661

Net cash provided by investing activities                                      11,297,068            6,284,627

 Financing activity:
   Dividends                                                                  (20,943,484)         (11,482,198)

 Net (decrease) increase in cash and cash equivalents                          (1,335,397)           2,712,081

 Cash and cash equivalents, beginning of period                                 8,653,673           18,010,578

 Cash and cash equivalents, end of period                                   $   7,318,276        $  20,722,659

 Non Cash Activities:
   Decrease in Fair Value of MBS                                            $     (28,084)       $    (564,279)








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

In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 2000, the results of its operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

 2.     PIMs and PIMIs

At June 30, 2000, the Trust's PIMs and PIMIs have a fair value of $176,761,100 and gross unrealized losses of $4,259,877. The PIMs and PIMIs have maturities ranging from 2006 to 2036. At June 30, 2000, there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

Oasis at Springtree and Windmill Lakes both have been adversely affected by the competitive South Florida rental housing market. The Advisor recorded an impairment provision of $2,994,000 in total against the two Additional Loans during the fourth quarter of 1998. Based on its analyses of the property operations underlying the PIMIs, it continues to maintain that allowance.

In March 2000, the Trust received $175,489 of participation interest based on 1997 operating results for Falls at Hunters Pointe from borrower escrows controlled by the Trust. On July 11, 2000, the Advisor, on behalf of the Trust, filed a complaint against the partners of the borrowing entity. The Trust is seeking collection of delinquent participation interest relating to 1998 and 1999 along with late payment penalties and legal fees.

During the first quarter of 2000, the Trust received the prepayment of the Windsor Lake PIMI consisting of a first mortgage with a remaining balance of $9,172,642. The Trust had previously received the balance of $2,000,000 on the Additional Loan, $40,000 of base interest on the Additional Loan and $792,907 of participation interest in December 1999. On February 2, 2000, the Advisor declared a special dividend of $.66 per Share that was paid on February 18, 2000 from the payoff of the mortgage on the Windsor Lake PIMI.

During the first half the Trust received participation interest of $686,165 from The Lakes PIMI, $346,514 from the Martin's Landing PIMI, $175,968 from the Seasons PIMI, $50,000 from the Crossings Village PIMI, $49,699 from The Fountains PIM and $72,556 from the Mequon Trails PIM. The Lakes and Martin's Landing payments related to 1998 and 1999 property operations, Mequon Trails and The Fountains payments related to 1998 property operations and the Crossings Village and Seasons payments related to 1999 property operations.





                                  Continued


                     KRUPP GOVERNMENT INCOME TRUST II

                      NOTES TO FINANCIAL STATEMENTS, Continued




 3.     MBS

At June 30, 2000, the Trust's MBS portfolio has an amortized cost of $20,376,982 and gross unrealized gains and losses of $16,857 and $598,891, respectively. The
MBS portfolio has maturities ranging from 2009 to 2031.

 4.     Changes in Shareholder's Equity

        A summary of changes in Shareholders' equity for the six months ended
        June 30, 2000 is as follows:


                                                                                 Accumulated            Total
                                               Common             Retained       Comprehensive       Shareholders'
                                                Stock            Earnings                Loss             Equity

 Balance at
  December 31, 1999                     $  228,920,012      $      -            $    (553,950)    $    228,366,062

 Net income                                    -                6,480,138               -                6,480,138

 Dividends                                 (14,463,346)        (6,480,138)              -              (20,943,484)

 Change in
  unrealized loss
  on MBS                                                           -                  (28,084)             (28,084)

 Balance at                             $  214,456,666      $      -            $    (582,034)    $    213,874,632
  June 30, 2000



5.       Related Party Transactions

The Trust received $221,641 and $221,641 of Additional Loan Interest from an affiliate of the Advisor during the three months ended June 30, 2000 and 1999, respectively. The Trust also received participation interest of $175,968 and $191,982 from an affiliate of the Advisor during the three months ended June 30, 2000 and 1999, respectively.

The Trust received $221,641 and $221,641 of Additional Loan Interest from an affiliate of the Advisor during the six months ended June 30, 2000 and 1999, respectively. The Trust also received participation interest of $175,968 and $191,982 from an affiliate of the Advisor during the six months ended June 30, 2000 and 1999, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 2000 the Trust had liquidity consisting of cash and cash equivalents, of approximately $7.3 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust's liquidity is quarterly dividends paid to investors of approximately $4.4 million, and special distributions. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

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

The Trust received the first installment of Additional Loan interest from seven of the PIMI investments during the six months ended June 30, 2000. The Trust also received a payment from the borrower on the Windmill Lakes PIMI, which was applied to delinquent Additional Loan interest. The Advisor determined that the borrower on the Norumbega PIMI had paid Additional Loan interest from funds other than surplus cash, which resulted in overpayments during the previous three years; consequently, the Trust will not receive any Additional Loan interest until the overpayment has been reversed.

The Trust received participation interest totaling $1,380,902 during the first half of 2000. The Trust collected $72,556 of participation interest based on 1998 operating results for Mequon Trails, $346,514 of participation interest based on both 1998 and 1999 operating results for Martins Landing, $686,165 of participation interest based on both 1998 and 1999 operating results for The Lakes at Vinings, $175,968 of participation interest based on the second half of 1999 operations for The Seasons, $50,000 of participation interest from Crossings Village based on 1999 operating results and $49,699 of participation interest from The Fountains based on 1998 operations. The Trust expects to collect participation interest based on successful 1999 operating results from Mequon Trails, Sunset Summit, and Mill Pond II during 2000.

The Advisor is closely monitoring four other properties due to market conditions or payment issues relating to the Additional Loans. Competitive market conditions in the south Florida market have adversely affected the ability of both Windmill Lakes and Oasis at Springtree to generate sufficient cash flow from operations to service the interest payments due on the Additional Loans. Operating results at Mill Pond II weakened during its most recent fiscal year; consequently the Advisor does not expect to receive any participation interest during 2000. The Borrower on the Falls at Hunters Pointe PIMI was declared in default under the terms of the participation and Additional Loan documents for non-payment of participation interest due on 1997 and 1998 operating results.

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

Windmill Lakes is located in the Pembroke Pines submarket, a market that had vast tracts of vacant land three years ago and has seen explosive construction activity since then in single family, multifamily and retail sectors. Windmill Lakes is a ten-year old, basic apartment community that has not been able to compete against the influx of new apartment communities that have extensive amenity packages. Builders use deep marketing concessions to fill the new properties, lowering the cost of renting a new apartment and making it more difficult for older properties like Windmill Lakes to attract residents. Occupancy has dropped as low as 80%, although there has been a slight recovery to the mid to high 80% range during the first half of 2000. The property's curb appeal, a critical element in a competitive market, has suffered as well because there has not been enough cash flow for adequate maintenance. Consequently, the borrower has been delinquent in his obligation to pay Additional Loan interest since March 1998. Although he has tried to sell the property, the borrower has been unable to secure a purchase price that will cover the property's outstanding liabilities. The Advisor has agreed to defer the delinquent Additional Loan payments pending a sale of the property. In the mean time, the borrower paid $25,000 towards the delinquent Additional Loan interest during the first quarter. If it becomes apparent that a sale of the property at a mutually acceptable price to both the Trust and the borrower will not be possible, the Advisor will reassess the feasibility of extending long-term debt service relief rather than risk the consequences of a default. As a result of the factors described above, the Advisor determined that the Additional Loan collateralized by the Windmill Lakes asset was impaired, and the Trust recorded a valuation allowance of $2,000,000 in the fourth quarter of 1998 and continues to maintain that allowance.

In November 1999, the Trust notified the borrower on the Falls at Hunters Pointe PIMI that he was in default for non payment of participating interest due to the Trust based on 1997 and 1998 operating results. The borrower has failed to cure the default. Consequently, the Trust elected to use a portion of the borrower's funds held in escrow to cure the 1997 portion of the default. The borrower remains in default for 1998 operating results and is now in default for 1999 operating results. The Trust has filed a complaint against the partners of the Borrowing entity. The Trust is seeking collection of the delinquent participation interest related to 1998 and 1999 along with late payment penalties and legal fees.

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

Results of Operations

The Trust's net income for the six months ended June 30, 2000 decreased by approximately $302,000 as compared to the six months ended June 30, 1999 due primarily to decreases in basic interest on PIMs and PIMIs, interest income on MBS and cash and cash equivalents and an increase in amortization of prepaid fees and expenses net of an increase in participation interest. Participation interest increased due to the Trust receiving payments from six mortgage investments compared to two in 1999. Interest income on MBS decreased primarily due to the Estates payoff in 1999. Amortization expense increased due to writing off the remaining unamortized fees and expenses related to Windsor Lake. Basic interest decreased due to the Windsor Lake payoff. Interest income on cash and cash equivalents decreased due to lower average invested balances.

Net income decreased by approximately $506,000 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 due primarily to lower basic interest income on PIMs and PIMIs and interest income on MBS. Basic interest on PIM and PIMIs and interest income on MBS decreased due to the issues mentioned above.

The Trust generally funds a portion of its dividends with principal collections, which will continue to reduce the assets of the Trust thereby reducing the income, generated by the Trust in the future. Additionally, asset management fees will decrease as the Trust's investments in MBS, PIMS, and insured mortgages continue to decline as a result of principal collections.



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

The Trust includes in cash and cash equivalents approximately $6.6 million of Agency paper.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2000, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. As such, decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

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


 Item 1.      Legal Proceedings
              Response:  None

 Item 2.      Changes in Securities
              Response:  None

 Item 3.      Defaults upon Senior Securities
              Response:  None

 Item 4.      Submission of Matters to a Vote of Security Holders
              Response:  None

 Item 5.      Other Information
              Response:  None

 Item 6.      Exhibits and Reports on Form 8-K
(a)      Exhibits
(10.1) Assignment and Assumption Agreement, dated August 5, 1993, between Krupp Government Income Trust ("Assignor") and
         Krupp  Government Income Trust II ("Assignee").

(10.2) Assignment of Additional Loan Agreement, dated August 5, 1993, between Krupp Government Income Trust ("Assignor") and
         Krupp Government Income Trust II ("Assignee").

(10.3) Assignment of Subordinated Deed of Trust, dated August 6, 1993, between Krupp Government Income Trust and
         Krupp Government  Income Trust II.

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






 DATE:  August 6, 2000