Form 10-Q
period 2000-09-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 2000-11-13
CIK 872467

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                       FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000

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


                                            KRUPP GOVERNMENT INCOME TRUST II

                                                     BALANCE SHEETS


                                                         ASSETS
                                                                                   September 30,     December 31,
                                                                                         2000             1999
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2)
   Insured mortgages                                                               $  121,560,615    $131,750,452
   Additional loans, net of impairment provision of $2,994,000                         21,298,351      21,298,351

Participating Insured Mortgages ("PIMs")(Note 2)                                       37,724,678      37,994,412

Mortgage-Backed Securities ("MBS")(Note 3)                                             19,366,017      21,127,474

           Total mortgage investments                                                 199,949,661     212,170,689


Cash and cash equivalents                                                               7,670,463       8,653,673

Prepaid acquisition fees and expenses, net of
   accumulated amortization of $8,627,581 and
   $8,093,170 respectively                                                              5,168,256       6,522,092

Prepaid participation servicing fees, net of
   accumulated amortization of $2,598,979 and
   $2,262,659 respectively                                                              1,896,740       2,233,060

Interest receivable and other assets                                                      868,234       1,629,549

           Total assets                                                            $  215,553,354   $ 231,209,063

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                                $    2,726,228   $   2,692,976
Other liabilities                                                                         143,769         150,025

           Total liabilities                                                            2,869,997       2,843,001


Shareholders' equity (Note 4)
   Common stock, no par value; 25,000,000
   Shares authorized; 18,371,477 Shares
    issued and outstanding                                                            213,051,102     228,920,012


   Accumulated comprehensive loss                                                        (367,745)       (553,950)

           Total Shareholders' equity                                                 212,683,357     228,366,062

           Total liabilities and Shareholders' equity                              $  215,553,354   $ 231,209,063



                           The accompanying notes are an integral
                              part of the financial statements.

                               KRUPP GOVERNMENT INCOME TRUST II

                         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                      For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,

                                                    2000                1999            2000              1999

 Revenues:
    Interest income - PIMs and
       PIMIs:
     Basic interest                            $    2,811,216    $     2,995,857   $    8,456,060     $   9,009,739
     Additional loan interest                         474,684            392,683        1,315,467         1,367,277
     Participation interest                           270,606            250,834        1,651,508           505,316
    Interest income - MBS                             359,862            585,222        1,111,168         1,838,554
    Interest income - cash and cash
       equivalents                                    115,312            260,192          360,398           726,678

       Total revenues                               4,031,680          4,484,788       12,894,601        13,447,564

 Expenses:
   Asset management fee to an
    affiliate                                         383,360            436,460        1,147,883         1,308,359
   Expense reimbursements to
    affiliates                                         78,825             79,161          221,528           197,745
   Amortization of prepaid
    fees and expenses                                 441,591            490,329        1,690,156         1,470,985
   General and administrative                           124,313           80,975          351,305           290,681

        Total expenses                              1,028,089          1,086,925        3,410,872         3,267,770

 Net income                                         3,003,591          3,397,863        9,483,729        10,179,794

 Other comprehensive income:

   Net change in unrealized loss
     on MBS                                           214,289           (136,479)         186,205         (700,758)


 Total comprehensive income                    $    3,217,880    $     3,261,384   $    9,669,934    $    9,479,036

 Basic earnings per Share                      $          .17    $           .18   $          .52    $          .55

 Weighted average shares
  outstanding                                                18,371,477                         18,371,477




                                      The accompanying notes are an integral
                                         part of the financial statements.

                                         KRUPP GOVERNMENT INCOME TRUST II

                                             STATEMENTS OF CASH FLOWS



                                                                                       For the Nine Months
                                                                                       Ended September 30,

                                                                                    2000                 1999

 Operating activities:
   Net income                                                               $   9,483,729         $ 10,179,794
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of net premium                                                  41,351              151,675
      Amortization of prepaid fees and expenses                                 1,690,156            1,470,985
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                         761,315                     346,888
         Increase (decrease) in deferred income on Additional Loans                33,252               (134,304)
         (Decrease) increase in other liabilities                                  (6,256)              38,198

 Net cash provided by operating activities                                     12,003,547           12,053,236

 Investing activities:
   Principal collections on MBS                                                 1,906,136            7,104,376
   Principal collections on PIMs and Insured Mortgages                         10,459,746            1,276,434

 Net cash provided by investing activities                                     12,365,882            8,380,810

 Financing activity:
   Dividends                                                                  (25,352,639)         (17,223,296)


 Net (Decrease) increase in cash and cash equivalents                            (983,210)           3,210,750

 Cash and cash equivalents, beginning of period                                 8,653,673            18,010,578

 Cash and cash equivalents, end of period                                   $   7,670,463        $  21,221,328

 Non Cash activities:
   Increase (decrease) in Fair Value of MBS                                 $     186,205        $    (700,758)






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

     In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 2000, the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

     The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

 2.  PIMs and PIMIs

     At September 30, 2000, the Trust's PIMs and PIMIs had a fair value of $176,689,764 and gross unrealized gains and losses of $170,954 and $4,064,834, respectively. The PIMs and PIMIs have maturities ranging from 2006 to 2036. At September 30, 2000, there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

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

     MBS

     At September 30, 2000, the Trust's MBS portfolio had an amortized cost of approximately $19,733,762 and gross unrealized gains and losses of approximately $29,184 and $396,929, respectively. The MBS portfolio has maturities ranging from 2009 to 2031.

                                          KRUPP GOVERNMENT INCOME TRUST II



 4.     Changes in Shareholder's Equity

        A summary of changes in Shareholders' equity for the nine months ended
        September 30, 2000 is as follows:

                                                                                   Accumulated           Total
                                               Common             Retained        Comprehensive      Shareholders'
                                                Stock             Earnings            Loss              Equity

 Balance at
 December 31, 1999                      $  228,920,012      $         -         $    (553,950)    $     228,366,062

 Net income                                      -                9,483,729             -                 9,483,729

 Dividends                                 (15,868,910)          (9,483,729)            -               (25,352,639)

 Change in
 unrealized loss
 on MBS                                          -                    -               186,205               186,205

 Balance at
 September 30, 2000                     $  213,051,102      $         -         $    (367,745)    $     212,683,357



5.   Related Party Transactions

     The Trust received $221,641 of Additional Loan Interest during each of the three months ended September 30, 2000 and 1999, respectively, from an affiliate of the Advisor. The Trust also received participation interest of $270,606 and $200,834 from an affiliate of the Advisor during the three months ended September 30, 2000 and 1999, respectively.

     The Trust received $443,282 of Additional Loan Interest during each of the nine months ended September 30, 2000 and 1999, respectively, from an affiliate of the Advisor. The Trust also received participation interest of $446,574 and $392,816 from an affiliate of the Advisor during the nine months ended September 30, 2000 and 1999, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

     At September 30, 2000 the Trust had liquidity consisting of cash and cash equivalents, of approximately $7.7 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

     The Trust received Additional Loan interest from seven of the PIMI investments during the nine months ended September 30, 2000. The Trust also received a payment from the borrower on the Windmill Lakes PIMI, which was applied to delinquent Additional Loan interest. During 1999, the Advisor determined that the borrower on the Norumbega PIMI had paid Additional Loan interest from funds other than surplus cash, which resulted in overpayments during the previous three years; consequently, the Trust will not receive any Additional Loan interest until the overpayment has been absorbed.

     The Trust received participation interest totaling $1,651,508 during the nine months ended September 30, 2000. The Trust collected $72,556 of participation interest based on 1998 operating results for Mequon Trails, $346,514 of participation interest based on both 1998 and 1999 operating results for Martins Landing, $686,165 of participation interest based on both 1998 and 1999 operating results for The Lakes at Vinings, $175,968 of participation interest based on the second half of 1999 operations and $270,606 based on the first half of 2000 operations for The Seasons, $50,000 of participation interest from Crossings Village based on 1999 operating results and $49,699 of participation interest from The Fountains based on 1998 operations. The Trust expects to collect participation interest based on successful 1999 operating results from Mequon Trails and Sunset Summit by year end.

     The Advisor is closely monitoring three other properties due to market conditions or payment issues relating to the Additional Loans. Competitive market conditions in the south Florida market have adversely affected the ability of Oasis at Springtree and Windmill Lakes to generate sufficient cash flow from operations to service the interest payments due on the Additional Loans. The Borrower on the Falls at Hunters Pointe PIMI was declared in default under the terms of the participation and Additional Loan documents for non-payment of participation interest due relating to 1998 and 1999 along with late payment penalties and legal fees.

     The strength of the South Florida economy, bolstered by an expanding business environment and in-migration coupled with low interest rates and available building sites, has fostered aggressive development of both single family homes and new apartments. Oasis at Springtree is located in the Sunrise submarket, an established market that has seen some major rehab activity as well as new infill construction in the multifamily sector. Occupancy at Oasis has remained stable over the past three years in the low 90% range; however, occupancy has become increasingly more expensive to achieve. Because Oasis must compete with newer or rehabilitated properties, maintenance costs have risen as the standards that apartment communities are judged by continue to rise. However, as an older property, Oasis has not been able to command the commensurate rental rate increases it needs to be able to pay for improvements that will enhance its appeal in the market. Consequently, the Advisor agreed to defer Additional Loan interest payments for 1999 to free up funds for some major capital projects. Additional Loan interest payments resumed during 2000. As a result of the factors described above, the Advisor determined that the Additional Loan collateralized by the Oasis at Springtree asset was impaired, and the Trust recorded a valuation allowance of $994,000 in the fourth quarter of 1998 and continues to maintain that allowance.

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

     Results of Operations

     The Trust's net income for the nine months ended September 30, 2000 decreased by approximately $696,000 as compared to the nine months ended September 30, 1999 due primarily to decreases in interest income from MBS and cash and cash equivalents and basic interest on PIMs and PIMIs. Participation income increased for the nine months ended September 30, 2000 by approximately $1,146,000 due to the Trust receiving payments from six mortgage investments compared to two in 1999. Interest income on MBS decreased by approximately $727,000, which was due to The Estates MBS payoff in 1999 and amortization of the MBS portfolio. Interest income on cash and cash equivalents decreased due to lower average cash balances during the first nine months of 2000 when compared to the same period in 1999. Basic interest decreased primarily due to the payoff of the Windsor Lake PIMI earlier this year.

     Net income decreased by approximately $394,000 for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 due primarily to lower basic interest income on PIMs and PIMIs, interest income on MBS, and interest income on cash and cash equivalents. Basic interest on PIM and PIMIs and interest income on cash and cash equivalents decreased for the same reasons mentioned above.

     The Trust generally funds a portion of its dividends with principal collections which will continue to reduce the assets of the Trust thereby reducing the income generated by the Trust in the future. Asset management fees will decrease as the Trust's investments in MBS, PIMs and insured mortgages continue to decline as a result of principal collections.


Item 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Assessment of Credit Risk

     The Trust's investments in insured mortgages and MBS are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Association (GNMA) and the Department of Housing and Urban Development (HUD) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

     The Trust includes in cash and cash equivalents approximately $7.3 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

     Interest Rate Risk

     The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2000, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. As such, decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

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






 DATE:  October 29, 2000