Form 10-K
period 2000-12-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 2001-04-02
CIK 872467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended           December 31, 2000
                         ------------------------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                             ---------------------  ------------------------

             Commission file number                0-20164
                                   -----------------------------------------

                        Krupp Government Income Trust II
                        --------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                04-3073045
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)



One Beacon Street, Boston, Massachusetts                 02108
-----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (617) 523-0066
                    ------------------------------------------
                (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

Title:                                    Name of Exchange on which Registered
Shares of Beneficial Interest:            None


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

Yes   X    No
    -----     ------

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

ITEM 1.  BUSINESS
------

Krupp Government Income Trust II (the "Trust") is a Massachusetts business trust which was formed on February 8, 1991 and is authorized to sell up to 25,000,000 shares of beneficial interest (the "Shares"). Berkshire Realty Advisors Limited Partnership acquired 10,000 of such Shares and 18,315,158 Shares were sold under the Trust's public offering for $365,686,058 net of purchase volume discounts of $617,102. On December 29, 1994, Berkshire Mortgage Advisors Limited Partnership acquired Berkshire Realty Advisors Limited Partnership's 10,000 shares and assumed the role of the Advisor to the Trust. Under the Dividend Reinvestment Plan ("DRP"), 46,319 Shares were sold for $880,061 (the remaining 6,628,523 Shares are available for general Trust purposes). The Trust has utilized the net proceeds from the public offering to acquire participating insured mortgages ("PIMs"), participating insured mortgage investments ("PIMIs") and mortgage-backed securities ("MBS"). The Trust considers itself to be engaged in only one industry segment, investment in mortgages.

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

The Trust's investments in PIMs on multi-family residential properties consist of (1) a MBS or an insured mortgage loan (collectively, the "insured mortgage") guaranteed or insured as to principal and basic interest and (2) a participating mortgage. The insured mortgages were issued or originated under or in connection with the housing programs of Fannie Mae or the Federal Housing Administration ("FHA") under the authority of the Department of Housing and Urban Development ("HUD"). PIMs provide the Trust with monthly payments of principal and basic interest and may also provide for Trust participation in the current revenue stream and in the residual value, if any, from a sale or other realization of the underlying property. The borrower conveys the participation rights to the Trust through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

The PIMIs consist of (1) an insured mortgage, issued by Fannie Mae or originated under the lending program of the FHA, (2) an additional loan ("Additional Loan") to the borrower or owners of the borrower in excess of mortgage amounts insured or guaranteed under Fannie Mae or FHA programs that increases the Trust's total financing with respect to that property and (3) a participating mortgage. Additional Loans associated with insured mortgages issued or originated under or in connection with HUD insured programs cannot, under government regulations, be collateralized by a mortgage on the underlying property. These Additional Loans are typically collateralized by a security interest satisfactory to Berkshire Mortgage Advisors Limited Partnership ("the Advisor"), but are neither insured nor guaranteed. Additional Loans associated with Fannie Mae insured mortgages are collateralized by a subordinated mortgage on the underlying property but are neither insured nor guaranteed. In addition, the participation features related to the participating mortgage are neither insured nor guaranteed. Under the Additional Loans, the Trust receives semi-annual interest payments and a Preferred Return representing a non-compounded cumulative return on the outstanding indebtedness, usually the aggregate amount of the insured mortgage and Additional Loan. The Participating mortgage provides for Trust participation in the net income and residual value, if any, of the underlying property.

The Trust also acquired MBS collateralized by single-family mortgage loans issued or originated by Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC"). Fannie Mae and FHLMC guarantee the principal and interest of the Fannie Mae and FHLMC MBS, respectively.

The Trust will distribute all proceeds from prepayments or other realizations of mortgage assets to investors either through quarterly dividends or special dividends.

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

The Trust's investments are not expected to be subject to seasonal fluctuations, although net income may vary somewhat from quarter to quarter based upon the participation features of its investments. The requirements for compliance with federal, state and local regulations to date have not adversely affected the Trust's operations, and the Trust anticipates no adverse effect in the future.

To qualify as a REIT for federal income tax purposes, the Trust made a valid election to be so treated and must continue to satisfy a range of complex requirements including criteria related to its ownership structure, the nature of its assets, the sources of its income and the amount of its dividends to shareholders. The Trust intends to qualify as a REIT in each year of operation, however, certain factors may have an adverse effect on the Trust's REIT status. If for any taxable year, the Trustees and the Advisor determine that any of the asset, income, or dividend tests are not likely to be satisfied, the Trust may be required to borrow money, dispose of mortgages or take other action to avoid loss of REIT status.

Additionally, if the Trust does not qualify as a REIT for any taxable year, it will be subject to federal income tax as if it were a corporation and the shareholders will be taxed as shareholders of a corporation. If the Trust were taxed as a corporation, the payment of such tax by the Trust would substantially reduce the funds available for dividends to shareholders. To the extent that dividends had been made in anticipation of the Trust's qualification as a REIT, the Trust might be required to borrow additional funds or to liquidate certain of its investments in order to pay the applicable tax. Moreover, should the Trust's election to be taxed as a REIT be terminated or voluntarily revoked, the Trust may not be able to elect to be treated as a REIT for the following five-year period.

As of December 31, 2000, there were no personnel directly employed by the Trust.

ITEM 2.  PROPERTIES
------

None.

ITEM 3.  LEGAL PROCEEDINGS
------

There are no material pending legal proceedings to which the Trust is a party or to which any of its investments are subject to.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS
------

Currently there is no established public trading market for the Shares.

The number of investors holding Shares as of December 31, 2000 was approximately 13,720.

The Trust has and intends to continue to declare and pay dividends on a quarterly basis. The Trustees established a dividend rate per Share per quarter of $.3125 for 1999 and $.24 per Share per quarter for 2000 and 2001.

ITEM 6.  SELECTED FINANCIAL DATA
------

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


                                   (Amounts in thousands, except for per Share amounts)

                                        2000           1999            1998         1997         1996
                                        ----           ----            ----         ----         ----

Total revenues                    $    16,978    $    19,613    $     21,630 $     21,291    $    19,877

Net income                        $    13,625    $    14,974    $     13,183 $     16,263    $    14,999

Net income per Share              $       .74    $       .82    $        .72 $        .89    $       .82

Weighted average Shares
 outstanding                           18,371         18,371          18,371       18,371         18,371

Total assets at December 31       $    215,521   $   231,209    $    267,410 $    293,158    $   298,297

Average dividends per Share       $       1.62   $      2.73    $       2.12 $       1.25    $      1.25


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------

Liquidity and Capital Resources

At December 31, 2000 the Trust had liquidity consisting of cash and cash equivalents, of approximately $7.1 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. The current dividend rate is $.24 per Share per quarter. The Trustees, based on the Advisor's recommendations, generally set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Trustees may adjust the dividend rate or distribute such funds through a special distribution.

In addition to providing guaranteed or insured monthly principal and interest payments, the Trust's investments in the PIMs and PIMIs also may provide additional income through the interest on the Additional Loan portion of the PIMIs as well as participation interest based on operating cash flow and increase in the value realized upon the sale or refinance of the underlying properties. However, these payments are neither guaranteed nor insured and depend on the successful operations of the underlying properties.

The Trust received Additional Loan interest from seven of the PIMI investments during the twelve months ended December 31, 2000. The Trust also received a payment from the borrower on the Windmill Lakes PIMI, which was recorded as deferred income on Additional Loans. During 1999, the Advisor determined that the borrower on the Norumbega PIMI had paid Additional Loan interest from funds other than surplus cash, which resulted in overpayments during the previous three years; consequently, the Trust will not receive any Additional Loan interest until the overpayment has been absorbed.

The Trust received participation interest totaling $1,915,557 during the twelve months ended December 31, 2000. The Trust collected $156,557 for Mequon Trails, $346,514 for Martins Landing, $686,165 for The Lakes at Vinings, $175,489 for Falls at Hunters Pointe, $446,574 for The Seasons, $50,000 from Crossings Village and $54,258 from The Fountains. The Trust expects to collect participation interest from Sunset Summit early in 2001. During 2000, property operations at Oasis improved enough that the Trust was able to reverse its allowance for loan loss of $994,000 on this property.

The Advisor is closely monitoring two properties due to market conditions or payment issues relating to the Additional Loans. Competitive market conditions in the south Florida market have adversely affected the ability of Windmill Lakes to generate sufficient cash flow from operations to service the interest payments due on the Additional Loan. The Borrower on the Falls at Hunters Pointe PIMI was declared in default under the terms of the participation and Additional Loan documents for non-payment of participation interest due relating to 1998 and 1999 along with late payment penalties and legal fees.

The strength of the South Florida economy, bolstered by an expanding business environment and in-migration coupled with low interest rates and available building sites, has fostered aggressive development of both single family homes and new apartments. Windmill Lakes is located in the Pembroke Pines submarket, a market that had vast tracts of vacant land three years ago and has seen explosive construction activity since then in single family, multifamily and retail sectors. Windmill Lakes is a ten-year old, basic apartment community that has not been able to compete against the influx of new apartment communities that have extensive amenity packages. Builders use deep marketing concessions to fill the new properties, lowering the cost of renting a new apartment and making it more difficult for older properties like Windmill Lakes to attract residents. During the fourth quarter of 2000, occupancy was in the 70% range. The property's curb appeal, a critical element in a competitive market, has suffered as well because there has not been enough cash flow for adequate maintenance. Consequently, the borrower has been delinquent in its obligation to pay Additional Loan interest since March 1998. Although the borrower has tried to sell the property, the borrower has been unable to secure a purchase price that will cover the property's outstanding liabilities. The Advisor has agreed to defer the delinquent Additional Loan payments pending a sale of the property. In the mean time, the borrower paid $25,000 towards the delinquent Additional Loan interest during the first quarter of 2000. If it becomes apparent that a sale of the property at a mutually acceptable price to both the Trust and the borrower will not be possible, the Advisor will reassess the feasibility of extending long-term debt service relief rather than risk the consequences of a default. As a result of the factors described above, the Advisor determined that the Additional Loan collateralized by the Windmill Lakes asset was impaired, and the Trust recorded a valuation allowance of $2,000,000 in the fourth quarter of 1998 and continues to maintain that allowance.

In November 1999, the Trust notified the borrower on the Falls at Hunters Pointe PIMI that he was in default for non payment of participating interest due to the Trust based on 1997 and 1998 operating results. The borrower has failed to cure the default. Consequently, the Trust elected to use a portion of the borrower's funds held in escrow to cure the 1997 portion of the default. The borrower remained in default for 1998 operating results and for 1999 operating results. The Trust filed a complaint against the partners of the borrowing entity to collect the delinquent participation interest related to 1998 and 1999 operations along with late payment penalties and legal fees. In response to this action, the borrower on the PIMI put the property up for sale. The sale transaction closed during the first quarter of 2001. As a result of the sale, the Trust received all delinquent participation interest due as well as its share of the increase in the property's value.

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

On December 16, 1999, the Trust received $2,832,907 from Windsor Lake; consisting of $2,000,000 from the payoff of the Additional Loan, $40,000 of Additional Loan interest, and $792,907 of participation interest. The payoff of the balance on the insured mortgage, $9,172,642 was received on January 26, 2000. The Trust paid a special dividend of $.66 per Share from the prepayment proceeds.

On October 18, 1999, the Trust received a payoff of $12,399,164 from the Estates MBS consisting of an insured mortgage of $11,375,380 and a prepayment premium of $1,023,784. During October 1999, the Trust paid a special dividend of $.68 per Share from the proceeds received from the Estates MBS payoff.

During 1998, the Trust received the prepayment of the St. Germain PIMI investment when the property was refinanced. The prepayment occurred four months prior to the expiration of the five year prepayment prohibition. However, the Advisor agreed to allow the transaction to be completed while market conditions were favorable. The Trust received the prepayment of the principal balance of the insured mortgage, $11,006,015, the principal balance of the Additional Loan, $2,860,000, and Additional Loan interest $83,417. In addition, the Trust received participation interest comprised of the outstanding preferred return on the Trust's investment of $89,975, the Trust's share of operating cash flow of $94,258, and the Trust's share in the increase in the value of the underlying property of $1,874,032. The Trust paid a special dividend on September 28, 1998 of $.87 per Share from the prepayment proceeds.

There are contractual restrictions on the prepayment of the PIMs and PIMIs. During the first five years of the investment, borrowers are generally prohibited from repayment. During the second five years, the PIM borrowers can prepay the insured mortgage by paying the greater of a prepayment premium or the participation interest due at the time of the prepayment. Similarly, the PIMI borrowers can prepay the insured mortgage and the Additional Loan by satisfying the Preferred Return obligation. The participation features and the Additional Loans are neither insured nor guaranteed. If the prepayment of the PIM or PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust generally would not receive any participation income or any amounts due under the Additional Loan.

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

Assessment of Credit Risk

The Trust's investments in insured mortgages and MBS, are guaranteed or insured by Fannie Mae, FHLMC, the Government National Mortgage Association (GNMA), and HUD, and therefore, the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. However, obligations of Fannie Mae are not guaranteed by the U.S. Government. Fannie Mae is one of the largest corporations in the United States and the Secretary of the Treasury of the United States has discretionary authority to lend up to $2.25 billion to Fannie Mae at any time. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Goverment.

The Trust's Additional Loans have similar risks as those associated with higher risk debt instruments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, ability to maintain the properties and obtain adequate insurance coverage. Operations also may be affected by adverse changes in general economic conditions, local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

The Trust's investments also include cash and cash equivalents of approximately $6.2 million of Agency paper, which is issued by Government Sponsored
Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2000, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. As such, decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

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

The table below provides information about the Trust's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates ("WAIR") by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.


                                    Expected maturity dates ($ in thousands)


                     2001          2002    2003      2004        2005      Thereafter    Total       Fair Value
                                                                                          Face
                                                                                         Value


Interest-sensitive assets:

MBS              $    3,139  $   2,479   $  1,962  $  1,558  $   1,242    $    8,368   $   18,748  $     19,124
WAIR                   7.63%      7.63%     7.63%     7.63%       7.63%         7.63%        7.63%

PIMS                    390        418        447       479         513       35,435       37,682        36,568
WAIR                   7.04%      7.05%     7.05%     7.05%       7.06%         7.06%        7.04%

PIMIS
Insured Mortgages    16,706      1,579     1,692      1,814       1,944       97,473       121,208      118,389
WAIR                   7.02%      7.03%     7.03%     7.03%       7.03%         7.03%        7.02%

Additional Loans        650          -          -         -          -        23,642       24,292        22,292
WAIR                   7.45%      7.45%     7.45%     7.45%       7.45%         7.45%        7.45%
                 ----------  ---------   -------   -------     -------    ----------   ----------    ----------

Total Interest-
Sensitive Assets   $ 20,885 $  4,476  $  4,101    $  3,851   $    3,699   $  164,918    $  201,930  $   196,373
                   ======== ========  ========    ========   ==========   ==========    ==========  ===========


Operations

   The following relates to the operations of the Trust during the years ended December 31, 2000, 1999, and 1998.

                (amounts in thousands, except per Share amounts)
                            Years Ended December 31,
                            -------------------------
                                                             2000                    1999                      1998
                                                             ----                    ----                      ----
                                                                   Per             Per                        Per
                                                     Amount        Share          Amount       Share         Amount      Share
                                                     ------        -----          ------       -----         ------      -----
Interest on PIMs and PIMIs:
     Basic interest                               $    11,260     $  .61       $11,998      $  .66          $12,450     $  .68
     Additional Loan interest                           1,784        .10         1,712         .09           1,581         .09
     Participation interest                             1,915        .11         1,592         .08           3,252         .18
Interest income on MBS                                  1,455        .08         3,251         .18           3,265         .18
Interest income - cash and cash equivalents               564        .03         1,060         .06           1,082         .06
Trust expenses                                         (2,215)      (.12)       (2,274)       (.12)         (2,553)       (.15)
Amortization of prepaid fees and
   expenses                                            (2,132)      (.12)       (2,365)       (.13)         (2,900)       (.16)
(Reduction of) provision for impaired mortgage
   loans                                                  994        .05           -            -           (2,994)       (.16)
                                                      -------    --------      -------      ------         -------
  Net Income                                      $    13,625    $   .74       $14,974      $  .82         $13,183      $  .72
                                                      =======    ========      =======      ======         =======      ======

Weight Average Shares Outstanding                           18,371,477             18,371,477                   18,371,477
                                                           ===========             ==========                   ==========

The Trust's net income decreased $1.3 million for 2000 when compared to 1999 due primarily to lower interest income. Basic interest on PIMs and PIMIs decreased due to the payoff of the Windsor Lake PIMI in January of 2000. MBS interest decreased due to the payoff of the Estates MBS in 1999 and the receipt of a $1.0 million prepayment premium at payoff. Amortization expense in 2000 decreased because the Trust fully amortized the remaining prepaid acquisition costs and participating servicing fees related to the Windsor Lake PIMI payoff. The Trust reversed its provision for impaired mortgage loans, associated with the Oasis additional loan, by $994,000 as a result of improved property operations.

The Trust's total interest income decreased by approximately $2 million for 1999 when compared to 1998 due primarily to decreases in participation interest and basic interest on PIM and PIMI's. The decrease in participation interest from 1999 as compared to 1998 was a result of the participation interest received when the payoff of the St. Germain PIMI occurred in 1998 exceeding the total participation interest received when the Windsor Lake PIMI prepaid. Basic interest on the PIMs and PIMIs also decreased due to the St. Germain payoff.

Expenses decreased by approximately $3.8 million for 1999 when compared to 1998, due to decreases in the provision for impaired mortgage loan, asset management fees, and amortization expense. The Trust recorded a provision for impaired mortgage loans of $2,994,000 related to Windmill and Oasis Additional Loans in 1998. The decrease in asset management fees resulted from the Trust's asset base declining. Amortization expense in 1998 decreased because the Trust fully amortized the remaining prepaid acquisition costs and participating servicing fees relating to the St. Germain PIMI when it paid off.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

See Appendix A to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

Information as to the Trustees and Executive Officers of Krupp Government Income Trust II is as follows:


                                      Position with Krupp
   Name and Age                       Government Income Trust II

   Douglas Krupp (54)                 Chairman of Board of Trustees and Trustee
*  Charles N. Goldberg (59)           Trustee
*  J. Paul Finnegan (76)              Trustee
*  Stephen Puleo (66)                 Trustee
   Robert A. Barrows (43)             Treasurer
   Scott D. Spelfogel (40)            Clerk
   MaryBeth Bloom (27)                Assistant Clerk

* Independent Trustee


Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989.

Charles N. Goldberg is currently a partner of Oppel, Goldberg & Saenz, LLC. Prior to that he was of counsel to the law firm of Broocks, Baker & Lange, L.L.P., a position he held from December of 1997 to May, 2000. Prior to joining Broocks, Baker & Lange, L.L.P., Mr. Goldberg was a partner in the law firm of Hirsch & Westheimer from March of 1996 to December of 1997. Prior to Hirsch & Westheimer, he was the Managing Partner of Goldberg Brown, Attorneys at Law from 1980 to March of 1996. He received a B.B.A. degree and a J.D. degree from the University of Texas. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas. He currently serves as a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

J. Paul Finnegan retired as a partner of Coopers & Lybrand in 1987. Since then, he has been engaged in business as a consultant, director and arbitrator. Mr. Finnegan holds a B.A. degree from Harvard College, a J.D. degree from Boston College Law School and an ASA from Bentley College. Mr. Finnegan currently serves as a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II and a director at Scituate Federal Savings Bank.

Stephen Puleo is currently engaged in business as a consultant and director. He retired as a director of Coopers & Lybrand, an international accounting and consulting firm where he worked from 1995 to 1997 primarily servicing real estate industry clients. From 1993 to 1994, Mr. Puleo was a tax director for Deloitte & Touche. From 1984 to 1993, Mr. Puleo held the positions of Executive Vice President and Chief Financial Officer of a predecessor to The Berkshire Group. Prior to that, Mr. Puleo was the Chairman of the National Real Estate Industry Group of Coopers & Lybrand where he provided various real estate services and was a senior tax partner in charge of the Northeast Region. He is a graduate of McNeese State University and attended the Executive Development Program at the Tuck School of Business at Dartmouth College. He is a Certified Public Accountant and currently serves as director of Simpson Housing Limited Partnership of Denver, Colorado. He currently serves as a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

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

MaryBeth Bloom is the Assistant Clerk of the Trust and is Assistant General Counsel to The Berkshire Group. Prior to joining the company in August, 2000, she was an attorney with John Hancock Financial Services. She received a B.A. degree from the College of the Holy Cross in 1995 and a J.D. degree from New England School of Law in 1998. She is admitted to practice law in Massachusetts and New York and is a member of the American Bar Association.

In addition, the following are deemed to be Executive Officers of the registrant:

George Krupp (age 56) is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University. Douglas and George Krupp are brothers.

Peter F. Donovan (age 47) is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 11th largest in the United States based on servicing and asset management of a $11.5 billion loan portfolio. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University. Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

Ronald Halpern (age 59) is President and Chief Operating Officer of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance which includes his experience as prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

Carol J.C. Mills (age 51) is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of Berkshire Mortgage Finance. She manages the estimated $11.5 billion portfolio of loans. Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999. From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA. Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.

ITEM 11.  EXECUTIVE COMPENSATION
-------

Except for the Independent Trustees as described below, the Trustees and Officers of the Trust have not been and will not be compensated by the Trust for their services. However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

Compensation of Trustees

The Trust paid each of the Independent Trustees (Charles N. Goldberg, J.Paul Finnegan and E.Robert Roskind) a fee of $25,000 in 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

As of February 5, 2001, no person owned of record or was known by the Advisor to own beneficially more than 5% of the Trust's 18,371,477 outstanding Shares. The only Shares held by the Advisor or any of its affiliates consist of the original 10,000 Shares held by the Advisor.

Class of               Name of Beneficial               Amount and Nature of                 Percent
 Stock                        Owner                     Beneficial Interest                  of Class

Shares of              Douglas Krupp
Beneficial             One Beacon Street
Interest               Boston, Ma. 02108                10,000 Shares**                       ***

Shares of
Beneficial
Interest               All Directors and Officers       10,000 Shares                         ***


  ** Mr. Krupp is a beneficial owner of the 10,000 shares held by Berkshire Mortgage Advisors Limited Partnership, the Advisor to the Company, by virtue of being a director of Berkshire Funding Corporation, the general partner of Berkshire Mortgage Advisors Limited Partnership. In each case where Mr. Krupp is a beneficial owner of shares he has shared voting and investment powers.

  *** The amount owned does not exceed one percent of the shares of beneficial interest of the Trust outstanding as of February 5, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

  See Note G to Financial Statements included in Appendix A of this report.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------

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

(b)  Exhibits:

     Number and Description
     Under Regulation S-K

     The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

      (4) Instruments defining the rights of security holders including indentures:
                        -------------------------------------------------------

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

         (10.22) Additional Loan Note dated December 14, 1993 between Evelyn Insoft, Sidney Insoft, Richard Slifka, and Alfred
                        A. Slifka ("Borrowers") and Krupp Government Income Trust II ("Holder") [Exhibit 10.12 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

         (10.23)        Participation  and Servicing  Agreement dated
                        December 14, 1993 by and between Cambridge Healthcare Funding, Inc. and Krupp Government Income Trust II. [Exhibit 10.30 to Registrant's report on Form 10-K for the year ended December 31, 1995
                        (File No. 0-20164)].*

         (10.24) Subordinated Multifamily Mortgage Assignment of Rents and Security Agreement dated December 14, 1993 between Longa Vita Corp. and Krupp Government Income Trust II. [Exhibit 10.31 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.25) Additional Loan Agreement dated December 14, 1993 between the Evelyn Insoft, Sidney Insoft,
                        Richard Slifka and Alfred A. Silfka, Longa Vita Corp. and Krupp Government Income Trust II.[Exhibit 10.32 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.26)        Mortgage Note dated December 14, 1993 between
                        Longa Vita Corp. and Cambridge Healthcare Funding, Inc. [Exhibit 10.33 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.27) Agreement re Subordinated Note dated December 14, 1993 between Cambridge Healthcare Funding, Inc. and Krupp Government Income Trust II.[Exhibit 10.34 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                        Sunset Summit

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

                        Oasis at Springtree

         (10.34) Subordinate Note dated June 16, 1994 between Oasis at Springtree, Inc. and Krupp Government Income Trust II [Exhibit 10.33 to Registrant's report on Form 10-K for the year ended December 31, 1994
                        (File No. 0-20164)].*

         (10.35) Subordinated Loan Agreement dated August 11, 1994 between Joseph Kodsi and Albert Kodsi,
                        Oasis at Springtree, Inc., and Krupp Government Income Trust II.[Exhibit 10.48 to Registrant's report on Form 10-K for the year ended December 31, 1995
                        (File No. 0-20164)].*

         (10.36) Subordination Agreement dated August 11, 1994 between Berkshire Mortgage Finance Limited Partnership, Oasis at Springtree, Inc. and Krupp Government Income Trust II.[Exhibit 10.49 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File. No 0-20164)].*

         (10.37) Assignment of Subordination Agreement dated August 11, 1994 for Berkshire Mortgage Finance Limited Partnership with Federal National Mortgage Association by and between Oasis at Springtree, Inc., Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.50 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.38) Subordinated Multifamily Mortgage Assignment of Rents and Security Agreement dated August 11, 1994 between Oasis at Springtree, Inc. and Krupp Government
                        Income Trust II.[Exhibit 10.51 to Registrant's report on Form 10-K for the year ended
                        December 31, 1995 (File No. 0-20164)].*

         (10.39) Supplement to Prospectus dated January 1, 1994 for Federal National Mortgage Association pool number MX - 073043.[Exhibit 10.52 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                        The Willows

         (10.40) Supplement to Prospectus dated January 1, 1994 for Federal National Mortgage Association pool number MX -
                        073057 [Exhibit 10.42 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

                        Windmill Lakes
         (10.41) Subordinated Loan Agreement dated February 3, 1995 between Robert B. Kramer and Rose Berger, Windmill Lakes, Inc., and Krupp Government Income Trust II [Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995
                       (File No. 0-20164)].*

         (10.42) Subordinate Note dated February 3, 1995 between Windmill Lakes, Inc., and Krupp Government Income Trust II [Exhibit 10.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

         (10.43)        Subordinate Multifamily Mortgage Agreementdated
                        February 3, 1995 between Windmill Lakes, Inc., and Krupp Government Income Trust II [Exhibit 10.3 to Registrant's report on Form 10-Q for the quarter ended September
                        30, 1995 (File No. 0-20164)].*

         (10.44) Subordination Agreement dated February 3, 1995 by and among Green Park Financial Limited Partnership, Krupp Government Income Trust II and Windmill Lakes, Inc. [Exhibit 10.4 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

                        The Lakes

         (10.45) Subordinated Loan Agreement dated June 29, 1995, between Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.5 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995
                         (File No. 0-20164)].*

         (10.46) Subordinate Note dated June 29, 1995, between Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.6 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995
                        (File No. 0-20164)].*

         (10.47) Subordinate Multifamily Mortgage to Secure Debt Agreement dated June 29, 1995, between Lake Associates,
                        L. P. and Krupp  Government Income Trust II
                        [Exhibit 10.7 to Registrant's report on Form 10-Q for the quarter ended
                        September 30, 1995 (File No. 0-20164)].*

         (10.48) Subordination Agreement dated June 29, 1995, between Berkshire Mortgage Finance Limited Partnership, Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.8 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995
                        (File No. 0-20164)].*

         (10.49) Assignment of Subordination Agreement dated June 29, 1995, from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between, Lake Associates, L.P. and Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit 10.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

         (10.50) Supplement to Prospectus dated November 1, 1994 for Federal National Mortgage Association pool number MX -
                        073149 [Exhibit 10.10 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

                        The Fountains

         (10.51) Subordinated Promissory Note dated April 24, 1995 between CSM Fountains Limited Partnership and Krupp Government Income Trust II [Exhibit 10.11 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

         (10.52) Agreement Re: Subordinated Note dated April 24, 1995 between Berkshire Mortgage Finance Corporation and Krupp Government Income Trust II [Exhibit 10.12 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

         (10.53) Subordinated Multifamily Mortgage Assignment of Rents and Security Agreement dated April 24, 1995 between CSM Fountains Limited Partnership and Krupp Government Income Trust II [Exhibit 10.13 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

                        Falls at Hunter Pointe

         (10.54) Additional Loan Note dated August 5, 1993 between Goulding L. Stoddard ("Borrower") and Krupp Government Income Trust ("Holder").[Exhibit 10.92 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.55) Additional Loan Agreement dated August 5, 1993 between Goulding L. Stoddard ("Borrower") and Krupp Government Income Trust ("Holder").[Exhibit 10.93 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.56) Subordinated Promissory Note, dated August 4, 1993 between Hunters Pointe Associates, Ltd. ("Maker" or "Mortgagor") and Krupp Government Income Trust ("Holder").[Exhibit 10.94 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.57) Agreement re Subordinated Note dated August 5, 1993 between TRI Capital Corporation and Krupp Government Income Trust.[Exhibit 10.95 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.58) Subordinated Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 5, 1993 between Hunters Pointe Associates, Ltd. and Krupp Government Income Trust.[Exhibit 10.96 to Registrant's report on Form 10-K for the year ended
                        December 31, 1995 (File No. 0-20164)].*

         (10.59) Participation and Servicing Agreement dated August 5, 1993 by and between TRI Capital Corporation and Krupp Government Income Trust.[Exhibit 10.97 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No.
                        0-20164)].*

         (10.60) Assignment and Assumption Agreement, dated August 5, 1993, between Krupp Government Income Trust ("Assignor") and Krupp Government Income Trust II ("Assignee"). [Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-20164)].*

         (10.61) Assignment of Additional Loan Agreement, dated August 5, 1993, between Krupp Government Income Trust ("Assignor") and Krupp Government Income Trust II ("Assignee"). [Exhibit 10.2 to Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-20164)].*

         (10.62) Assignment of Subordinated Deed of Trust, dated August 6, 1993, between Krupp Government Income Trust and Krupp Government Income Trust II. [Exhibit 10.3 to Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-20164)].*

                        Rivergreens Apartments

         (10.63) Mortgage Note dated August 19, 1993 between Rivergreens Associates II Limited Partnership and Krupp Mortgage Company Limited Partnership.[Exhibit 10.98 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.64) Subordinated Promissory Note, dated August 19, 1993, between Rivergreens Associates II Limited Partnership and Krupp Government Income Trust.[Exhibit 10.99 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.65) Subordinated Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 19, 1993 between Rivergreens Associates II Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.100 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                        Mill Pond II Apartments

         (10.66) Mortgage Note dated July 26, 1994 for Mill Pond II Limited Partnership and Krupp Mortgage Company Limited Partnership.[Exhibit 10.101 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.67) Multifamily Subordinated Mortgage, Assignment of Rents and Security Agreement dated July 26, 1994 between Mill Pond II Limited Partnership and Krupp Government Income Trust II.[Exhibit 10.102 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.68) Subordinated Promissory Note, dated July 26, 1994, between Mill Pond II Limited Partnership and Krupp Government Income Trust.[Exhibit 10.103 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.69) Agreement re Subordinated Note dated July 26, 1994, between Berkshire Mortgage Finance Corporation and Krupp Government Income Trust.[Exhibit 10.104 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         * Incorporated by reference


(c)  Reports on Form 8-K

         The Trust did not file any reports on Form 8-K during the quarter ended
          December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2001.

                        KRUPP GOVERNMENT INCOME TRUST II




By: / s / Douglas Krupp
-----------------------------------------
Douglas Krupp, Chairman of Board of Trustees and a Trustee of Krupp Government Income Trust II


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 9th day of March, 2001.

Signatures                                        Title(s)


 /s/ Douglas Krupp                 Chairman of Board of Trustees and a Trustee
----------------------------       of Krupp Government Income Trust II
Douglas Krupp


 /s/ Robert A. Barrows             Treasurer of Krupp Government Income Trust II
----------------------------
Robert A. Barrows


 /s/ Charles N. Goldberg           Trustee of Krupp Government Income Trust II
----------------------------
Charles N. Goldberg


 /s/ J. Paul Finnegan              Trustee of Krupp Government Income Trust II
----------------------------
J. Paul Finnegan

                                   APPENDIX A

                        KRUPP GOVERNMENT INCOME TRUST II











                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2000



                        KRUPP GOVERNMENT INCOME TRUST II

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





Report of Independent Accountants                                                   F-3


Balance Sheets at December 31, 2000 and 1999                                        F-4


Statements of Income and Comprehensive Income for the Years Ended
December 31, 2000, 1999 and 1998                                                    F-5


Statements of Changes in Shareholders' Equity for the Years
 Ended December 31, 2000, 1999 and 1998                                             F-6


Statements of Cash Flows for the Years Ended December 31, 2000,
 1999 and 1998                                                                      F-7


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

                        REPORT OF INDEPENDENT ACCOUNTANTS







To the Board of Trustees and Shareholders of Krupp Government Income Trust II:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Government Income Trust II (the "Trust") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.














PricewaterhouseCoopers LLP
Boston, Massachusetts
March 9, 2001

                                          KRUPP GOVERNMENT INCOME TRUST II

                                                   BALANCE SHEETS

                                             December 31, 2000 and 1999


                                                       ASSETS



                                                                           2000                   1999
                                                                           ----                   ----

Participating Insured Mortgage Investments
 ("PIMIs")(Notes B, C, I and J)
    Insured mortgages                                                  $ 121,208,064          $ 131,750,452
    Additional loans, net of impairment provision of $2,000,000
     and $2,994,000, respectively                                         22,292,351              21,298,351
Participating Insured Mortgages ("PIMs")
    (Notes B, D and I)                                                    37,631,330              37,994,412
Mortgage-Backed Securities ("MBS")
    (Notes B, E and I)                                                    19,124,031              21,127,474
                                                                       -------------          ---------------

           Total mortgage investments                                    200,255,776             212,170,689

Cash and cash equivalents (Notes B and I)                                  7,089,453               8,653,673
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $8,957,065 and
 $8,093,170, respectively (Note B)                                         4,838,771               6,522,092
Prepaid participation servicing fees, net of
 accumulated amortization of $2,711,086 and
 $2,262,659, respectively (Note B)                                         1,784,633               2,233,060
Interest receivable and other assets                                       1,552,568               1,629,549
                                                                       -------------          --------------

           Total assets                                                $ 215,521,201          $  231,209,063
                                                                       =============          ==============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                    $   2,503,604          $    2,692,976
Other liabilities                                                            153,273                 150,025
                                                                       -------------          --------------

           Total liabilities                                               2,656,877               2,843,001
                                                                       -------------          --------------

Shareholders' equity (Notes A, F and J)
    Common stock, no par value; 25,000,000
      Shares authorized; 18,371,477 Shares
      issued and outstanding                                             212,783,023            228,920,012

    Accumulated comprehensive income (loss)
      (Notes B and E)                                                         81,301               (553,950)
                                                                       -------------          -------------

                   Total Shareholders' equity                            212,864,324            228,366,062
                                                                       -------------          -------------

             Total liabilities and Shareholders' equity                $ 215,521,201          $ 231,209,063
                                                                       =============          =============


                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 2000, 1999 and 1998


                                                                 2000                 1999              1998
                                                           ----------------     ----------------  -----------------
Revenues:
    Interest income - PIMs and PIMIs:
      Basic interest                                       $ 11,259,617         $ 11,998,012      $ 12,449,922
      Additional Loan interest                                1,783,933            1,712,260         1,580,517
      Participation interest                                  1,915,557            1,591,932         3,252,020
    Interest income - MBS                                     1,455,367            3,251,078         3,264,905
    Interest income - cash and cash equivalents                 563,723            1,059,900          1,082,305
                                                           ------------         ------------      -------------

         Total revenues                                      16,978,197           19,613,182        21,629,669
                                                           ------------         ------------      ------------

Expenses:
    Asset management fee to an
     affiliate (Note G)                                       1,529,418            1,718,942         1,889,509
    Expense reimbursements to
     affiliates (Note G)                                        300,348              276,901           227,556
    Amortization of prepaid fees and expenses                 2,131,748            2,365,254         2,900,106
    General and administrative                                  385,879              277,747           435,387
    (Reduction of) provision for impaired mortgage
      loans (Notes B and C)                                    (994,000)               -             2,994,000
                                                           ------------         ------------      ------------

         Total expenses                                       3,353,393            4,638,844         8,446,558
                                                           ------------         ------------      ------------

Net income (Notes B and H)                                   13,624,804           14,974,338        13,183,111

Other comprehensive income:

    Net change in unrealized (loss)
       gain on MBS                                              635,251           (1,101,186)           40,493
                                                           ------------         ------------      ------------

Total comprehensive income                                 $ 14,260,055         $ 13,873,152      $ 13,223,604
                                                           ============         ============      ============

Basic earnings per Share                                   $       . 74         $        .82      $        .72
                                                           ============         ============      ============

Weighted average Shares
    outstanding                                              18,371,477           18,371,477        18,371,477
                                                           ============         ============      ============


                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 2000, 1999 and 1998



                                                                                Accumulated             Total
                                                                  Retained    Comprehensive         Shareholders'
                                        Common Stock              Earnings     Income (Loss)             Equity
                                        ------------          -------------   ----------------     --------------------

Balance at December 31, 1997            $  289,864,327        $       -       $        506,743     $   290,371,070

Dividends                                  (25,764,471)         (13,183,111)           -               (38,947,582)

Net income                                     -                 13,183,111            -                13,183,111

Change in unrealized gain on MBS               -                   -                    40,493              40,493
                                        --------------        -------------   ----------------     ---------------

Balance at December 31, 1998               264,099,856             -                   547,236         264,647,092

Dividends                                  (35,179,844)         (14,974,338)           -               (50,154,182)

Net income                                    -                  14,974,338            -                14,974,338

Change in unrealized loss on MBS              -                     -               (1,101,186)         (1,101,186)
                                        --------------        -------------   -----------------    ----------------

Balance at December 31, 1999               228,920,012               -                (553,950)        228,366,062

Dividends                                  (16,136,989)         (13,624,804)           -               (29,761,793)

Net income                                     -                 13,624,804            -                13,624,804

Change in unrealized loss on MBS               -                    -                  635,251             635,251
                                        --------------        -------------   ----------------     ---------------

Balance at December 31, 2000            $  212,783,023        $     -         $         81,301     $   212,864,324
                                        ==============        =============   ================     ===============

Shares issued and outstanding for each of the three years in the period ended December 31, are 18,371,477.




                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2000, 1999 and 1998


                                                                      2000                  1999                   1998
                                                                      ----                  ----                   ----

Operating activities:
  Net income                                                    $   13,624,804         $   14,974,338         $    13,183,111
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Amortization of net premium                                       58,017                173,055                 185,276
      Amortization of prepaid fees and expenses                      2,131,748              2,365,254               2,900,106
      (Reduction of) provision for impaired mortgage loans            (994,000)                 -                   2,994,000
      Changes in assets and liabilities:
          Decrease in interest receivable
           and other assets                                             76,981                 53,333                 428,271
         Increase (decrease) in deferred income
           on Additional Loans                                        (189,372)               (26,367)                (36,362)
         Increase in other liabilities                                   3,248                106,462                  12,614
                                                                --------------         --------------         ---------------

   Net cash provided by operating activities                        14,711,426             17,646,075              19,667,016
                                                                --------------         --------------         ---------------

Investing activities:
  Investment in PIMs                                                     -                      -                  (1,003,676)
  Prepayment on Additional Loan                                          -                  2,000,000               2,860,000
  Principal collections on MBS                                       2,580,441            19,432,484              9,192,319
  Principal collections on PIMs and Insured Mortgages               10,905,706              1,718,718              12,722,410
                                                                --------------         --------------         ---------------

   Net cash provided by investing activities                        13,486,147             23,151,202              23,771,053
                                                                --------------         --------------         ---------------

Financing activity:
  Dividends                                                        (29,761,793)           (50,154,182)            (38,947,582)
                                                                --------------         --------------         ---------------

Net (decrease) increase in cash and
 cash equivalents                                                   (1,564,220)            (9,356,905)              4,490,487
Cash and cash equivalents, beginning
 of period                                                           8,653,673             18,010,578              13,520,091
                                                                --------------         --------------         ---------------
Cash and cash equivalents, end of
  period                                                        $    7,089,453         $    8,653,673         $    18,010,578
                                                                ==============         ==============         ===============

Non cash activities:
 Increase (decrease) in Fair Value of MBS                       $      635,251         $    (1,101,186)       $        40,493
                                                                ==============         ===============        ===============




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

B.      Significant Accounting Policies

        The Trust uses the following accounting policies for financial reporting purposes:

        Basis of Presentation

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

        MBS

        The Trust, in accordance with the Financial Accounting Standards Board's Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of available-for-sale. The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

        PIMs and PIMIs

        The Trust accounts for its MBS portion of a PIM or PIMI investment in accordance with FAS 115, under the classification of held to maturity. The Trust carries these MBS at amortized cost.

        The insured mortgage portion of the Federal Housing Administration ("FHA") PIM or PIMI is carried at amortized cost. The Trust holds these mortgages at amortized cost since they are fully insured by FHA.

        The Additional Loans are carried at amortized cost unless the Advisor believes there is an impairment in value, in which case a valuation allowance is established in accordance with FAS 114 and FAS 118.



                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

B.      Significant Accounting Policies, Continued

        PIMs and PIMIs, continued

        Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Fannie Mae MBS. The Trust recognizes interest related to the participation features when these amounts are collectible and estimable. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMIs generate sufficient cash flow to make the required Additional Loan interest payments with operating funds, the Trust recognizes income as earned and commences amortizing deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

        The Trust also fully reserves the portion of any Additional Loan interest payment satisfied through the issuance of an operating loan and any associated interest due on such operating loan. The Trust will recognize the income related to the operating loan when the borrower repays amounts due under the operating loan.

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

        Cash Equivalents

        The Trust includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Trust invests its cash primarily in agency paper, and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

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

        Upon the repayment of a PIM or PIMI, any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan are expensed.


                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

B.      Significant Accounting Policies, Continued

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

C.      PIMIs

        The Trust had investments in nine PIMIs at December 31, 2000 and ten at December 31, 1999 that provide the permanent financing for multi-family housing. Each PIMI consists of either a Fannie Mae MBS or a sole participation interest in a HUD-insured first mortgage loan originated under the FHA lending program (collectively, the "insured mortgages") and an "Additional Loan" made to the borrower or the owners of the borrower to provide additional funds for the construction or permanent financing of the property. The FHA first mortgage loan and the first mortgage underlying the Fannie Mae MBS provide the borrower with a below market interest rate loan, and in return, the Trust receives a percentage of the cash generated from the property operations ("Participating Income Interest") and a percentage of any appreciation thereafter ("Participating Appreciation Interest") (collectively the "participation interest").

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

        The Trust receives level monthly payments of principal and interest payments, amortizing over thirty to forty years on the insured mortgages and is also entitled to receive participation interest and semi-annual interest payments ("Additional Loan interest") and preferred interest under the Additional Loans and Agreements. While principal and interest payments on the insured mortgages are insured or guaranteed, there are limitations to the amount and obligation to pay interest under the Additional Loan and Agreements.


                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

C.      PIMIs, Continued

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




                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

C.         PIMIs, Continued


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

        In March 2000, the Trust received $175,489 of participation interest based on 1997 operating results for Falls at Hunters Pointe from borrower escrows controlled by the Trust. On July 11, 2000, the Advisor, on behalf of the Trust, filed a complaint against the partners of the borrowing entity. The Trust was seeking collection of delinquent participation interest relating to 1998 and 1999 along with late payment penalties and legal fees. During the first quarter of 2001, the Trust received a payoff of the Falls at Hunters Pointe PIMI and collected all of the delinquent participation interest. See Note J for additional information.

        On December 16, 1999, the Trust received $2,832,907 from Windsor Lake consisting of $2,000,000 from the payoff of the Additional Loan, $40,000 of Additional Loan interest and $792,907 of participation interest. The payoff of the balance on the insured mortgage, $9,172,642 was received on January 26, 2000. The Trust paid a special dividend of $.66 per Share from the prepayment proceeds on February 18, 2000.





                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

C.      PIMIs, Continued

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

        At December 31, 2000 and 1999 there are no insured mortgage loans within the Trust's portfolio that are delinquent as to principal or interest.

        The Trust's investments in PIMIs consists of the following at December 31, 2000 and 1999:


                                              Approximate
   Insured                      Loan            Monthly      Interest    Maturity     Balance Outstanding at December 31,
  Mortgages                    Amount          Payments        Rate        Date             2000            1999
  ---------                    ------      ----------------    ----        ----             ----            ----
FHA
The Seasons (a)          $    23,224,649       $162,700       7.875%      10/01/28    $ 22,054,045      $ 22,260,149

Hunters Pointe (g)            12,789,100         78,200       6.875%      01/01/35      12,362,037        12,447,138

Norumbega Point               15,598,500        101,100       7.375%      02/01/36      15,231,817        15,317,692

FNMA (b)
----
Crossings Village             12,907,334         82,300        6.75%      10/01/08      11,913,997        12,090,416

Martin's Landing              11,200,000         69,500        6.50%      12/01/08      10,322,038        10,478,301

Sunset Summit                 10,192,801         63,300        6.50%      10/01/08       9,400,427         9,542,738

Oasis                         12,401,673         79,000        6.75%      07/01/09      11,603,141        11,760,701

Windsor Lake                   9,680,344            -          6.75%      07/01/09         -               9,172,642

Windmill Lakes                11,600,000         74,400       6.825%      03/01/10      10,920,913        11,062,433

The Lakes                     18,387,653        118,000       6.825%      07/01/10      17,399,649        17,618,242
                         ---------------       --------                              -------------      ------------

                         $   137,982,054       $828,500                              $ 121,208,064      $131,750,452
                         ===============       ========                              =============      ============
                                                                                            (f)


                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, continued



C.      PIMIs, Continued


                                                                                             Base       Preferred
                                                                              Maturity      Interest     Interest
        Additional Loans                         2000              1999          Date        Rate         Rate
        ----------------                         ----              ----          ----        ----         ----
        The Seasons (a)                    $   4,925,351      $   4,925,351     10/01/28      9%(c)        10%
        Hunters Pointe (g)                       650,000            650,000     01/01/35      7%            9%
        Norumbega Pointe                       3,063,000          3,063,000     07/02/06      7%           10%
        Crossings Village                      2,584,000          2,584,000     10/01/08      7%            9%
        Martin's Landing                       2,280,000          2,280,000     12/01/08      7%           12%
        Sunset Summit                          1,900,000          1,900,000     12/01/08      7%            9%(d)
        Oasis                                  2,290,000          2,290,000     09/01/09      7%         9.25%
        Windmill Lakes (e)                     2,000,000          2,000,000     03/01/10     7.5%         9.5%
        The Lakes                              4,600,000          4,600,000     07/01/10      7%            9%
                                            ------------       ------------

                                            $ 24,292,351       $ 24,292,351
                                            ============       ============

(a)    The  total  PIMI  and  Additional   Loan  on  this  property  are
        $32,300,000, and $6,850,000 respectively, of which 28% is held by
         Krupp Government Income Trust, an affiliate of the Advisor of the Trust.

(b) Monthly principal and interest payments are based on a 30-year amortization. The unpaid principal balances due at maturity are as follows:

                    Crossings Village                            $    9,917,000
                    Martin's Landing                             $    8,524,000
                    Sunset Summit                                $    7,763,000
                    Oasis                                        $    9,550,000
                    Windmill Lakes                               $    8,907,000
                    The Lakes                                    $   14,118,000

(c) The base interest rate was 6% per annum for the first three years and beginning September 1, 1996 increased to 9% per annum.
(d) The Trust will receive its Additional Loan Interest and its GIT Contingent Interest on Investment (as defined in the Subordinate Loan Agreement) from net revenue up to the 9% Preferred Interest Rate and, thereafter is entitled to 25% of net revenue.
(e) As of December 31, 1997, Windmill Lakes is in technical default on its Additional Loan for not making the full required base interest payment due on the Additional Loan. The borrower continues to try and sell the property. If it becomes apparent that a sale mutually acceptable to both the Trust and the borrower will not be possible, the Advisor will re-assess the feasibility of extending long term debt service relief.
(f)     The aggregate cost for federal income tax purposes is $121,208,064.



                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

C.     PIMIs, Continued

(g) As of November 12, 1999, Falls at Hunters Pointe was in default for not making the participation income payment due the Trust based on 1997 and 1998 operations. In March 2000, the Trust received $175,489 of participation interest based on 1997 operating results for Falls at Hunters Pointe from borrower escrows controlled by the Trust. On July 11, 2000, the Advisor, on behalf of the Trust, filed a complaint against the partners of the borrowing entity. The Trust was seeking collection of delinquent participation interest relating to 1998 and 1999 along with late payment penalties and legal fees. Subsequent to year end the PIMI was paid off and the Trust collected all of the delinquent participation interest (see note J).


        Impaired Mortgage Loans

        On December 31, 1998, as a result of continued deterioration in property operations, the Advisor of the Trust determined that the Windmill Lakes Additional Loan was impaired. As a result, a valuation allowance of $2,000,000 was established to adjust the carrying amount of the loan to the estimated fair market value of the collateral less anticipated costs of sale. The Trust did not recognize interest income on the Windmill Lakes Additional Loan during 2000, 1999, or 1998.

        On December 31, 1998, as a result of continued deterioration in property operations, the Advisor of the Trust determined that the Oasis Additional Loan was impaired. As a result, a valuation allowance of $994,000 was established to adjust the carrying amount of the loan to the estimated fair market value of the collateral less anticipated costs of sale. During the fourth quarter of 2000, the Advisor determined that the Oasis Additional Loan was no longer impaired. Therefore, the valuation allowance was reversed. During 2000, the Trust received and recognized $160,300 of interest income on the Oasis Loan while it was impaired. The Trust did not recognize interest income on the Oasis Additional Loan during 1999 or 1998.

        The activity in the valuation allowance together with the related recorded and carrying value of the mortgage loans is as follows:

                                        Recorded               Valuation                Carrying
                                           Value               Allowance                   Value
                                       --------------          ---------               -----------

        Windmill Lakes                  $2,000,000              $2,000,000             $       -


        Balance at
        December 31, 2000               $2,000,000              $2,000,000             $       -
                                        ==========              ==========             ===========

        The recorded value of the impaired mortgage loans did not differ materially from the balances reported at the end of each quarter with exception for the impairment recorded in the fourth quarter of 1998 for the Windmill Lakes and Oasis additional loans and the Oasis reversal in the fourth quarter of 2000. The Trust has also deferred additional loan interest related to Windmill Lakes of $25,000.







                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

C.     PIMIs, Continued


       Reconciliations of activity for 2000, 1999 and 1998 are as follows:


Insured Mortgages


                                                    2000              1999              1998
                                                    ----              ----              ----

Balance at beginning of period               $   131,750,452    $  133,132,325      $145,537,234

Principal collections                            (10,542,388)       (1,381,873)       (12,404,909)
                                             ---------------    --------------      -------------

Balance at end of period                     $   121,208,064    $  131,750,452      $ 133,132,325
                                             ===============    ==============      =============


Additional Loans


                                                    2000              1999              1998
                                                    ----              ----              ----

Balance at beginning of period               $    21,298,351    $   23,298,351      $  29,152,351

Additional loan prepayments                         -               (2,000,000)        (2,860,000)

Valuation allowance                                  994,000            -              (2,994,000)
                                             ---------------    --------------      -------------

Balance at end of period                     $    22,292,351    $   21,298,351      $  23,298,351
                                             ===============    ==============      =============

Property Descriptions:
---------------------

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







                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

D.     PIMs

       The Trust has investments in four PIMs. The Trust's PIMs consist of either a Fannie Mae MBS or a sole participation interest in a HUD-insured first mortgage loan originated under the FHA lending program (collectively the "insured mortgages") and participation interests in the revenue stream and appreciation of the property above specified levels. The borrower conveys these participation features to the Trust generally through a subordinated promissory note and mortgage (the "Agreement"). The Trust receives level monthly principal and interest payments, amortized over thirty to forty years. The Fannie Mae MBS is guaranteed by Fannie Mae, and HUD insures payment of principal and interest on the FHA first mortgage loan.

       The borrower generally cannot prepay the insured mortgage during the first five years but may prepay it thereafter subject to a 9% prepayment premium in years six through nine, a 1% prepayment premium in year ten and no prepayment premium thereafter. The Trust may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

       Generally, the participation features consist of the following: (i) "Minimum Additional Interest" at rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month, (iii) "Shared Appreciation Interest" ranging from 25% to 30% of any increase in value of the underlying property in excess of a specified threshold. Payment of participation interest from the operations of the property is limited to 50% of net revenue or surplus cash as defined by Fannie Mae or HUD, respectively. The total amount of participation interest payable by the borrower generally cannot exceed 50% of any increase in value of the property.

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

       At December 31, 2000 and 1999 there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

       During the second quarter of 1998, the Trust completed funding of its commitment on the Fountains PIM.



                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

D.       PIMs, Continued


       The Trust's PIMs consisted of the following at December 31, 2000 and 1999:


                                        Approximate
                          Original        Monthly    Interest    Maturity
     PIM                  Amount         Payments     Rate         Date      Balance Outstanding at December 31,
     ---                  ------        ---------     ----         ----     ------------------------------------
                                                                                    2000                1999
                                                                                    ----                ----
FNMA
Mequon Trails            $14,937,726    $   93,300    6.50%     01/01/08     $    13,525,695     $   13,756,994
                                                                  (a)
FHA
Rivergreens II             6,137,199        39,800    7.375%    01/01/35           5,956,517          5,992,928

Mill Ponds II              8,245,300        51,900    7.125%    12/01/35           8,034,349          8,082,848

The Fountains             10,336,000        70,800    7.50%     11/01/36          10,114,769         10,161,642
                        ------------    ----------                           ---------------    ---------------
                                                        (b)
   Total                $ 39,656,225    $  255,800                           $    37,631,330    $    37,994,412
                        ============    ==========                           ===============    ===============
                                                                                    (c)

(a) Principal and interest payments are based on a 30-year amortization. Unpaid principal of approximately $11,267,000 is due at maturity.
(b) Construction-phase interest rate was 7.875%. Received Final Endorsement in April 1998.
(c)    The aggregate cost for federal income tax purposes is $37,631,330.


Reconciliations of activity for 2000, 1999 and 1998 are as follows:

                                                           2000                 1999                 1998
                                                           ----                 ----                 ----

Balance at beginning of period                         $ 37,994,412         $ 38,331,257          $ 37,645,082

       Acquisitions                                                                -                 1,003,676

       Discount amortization                                    236                  217                 -

       Principal collections                               (363,318)            (337,062)             (317,501)
                                                       ------------         ------------          ------------

Balance at end of period                               $ 37,631,330         $ 37,994,412          $ 38,331,257
                                                       ============         ============          ============


Property descriptions:

Mequon Trails Townhomes ("Mequon Trails") is a 246-unit apartment complex located in Mequon, Wisconsin.

Rivergreens II Apartments ("Rivergreens II") is a 126-unit apartment complex in Gladstone, Oregon.

Mill Ponds II Apartments ("Mill Ponds II") is a 150-unit apartment complex in Bellbrook, Ohio.

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

       At December 31, 2000, the Trust's MBS portfolio has an amortized cost of $19,042,730 and gross unrealized gains and losses of approximately $134,943 and $53,642, respectively. At December 31, 1999, the Trust's MBS portfolio had an amortized cost of $21,681,424 and gross unrealized gains and losses of approximately $29,115 and $583,065, respectively. The MBS have maturities ranging from 2009 to 2031.


            Maturity Date                                     Fair Value                     Unrealized Gain

            2001 - 2005                                     $       -                        $         -
            2006 - 2010                                         3,632,459                             27,104
            2011 - 2031                                        15,491,572                             54,197
                                                            -------------                    ---------------

               Total                                        $  19,124,031                    $        81,301
                                                            =============                    ===============

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

       The Trust also reimburses affiliates of the Advisor for certain expenses incurred in connection with maintaining the books and records of the Trust, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses.
       Included in general and administration expenses are legal fees and expenses paid by the Trust to an affiliate. During the three years ended December 31, 2000, 1999, and 1998 these fees totaled $1,533, $778 and $3,664 respectively.

       The Trust earned or received $443,282, of base interest from The Seasons in 2000, 1999 and 1998, respectively (see Note C). In addition, the Trust received $446,574 in 2000, $392,816 in 1999 and $239,107 in 1998 related to participating interest income.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

H.   Federal Income Taxes

     The reconciliation of the income reported in the accompanying statement of income with the income reported in the Trust's 2000 federal income tax return follows:

     Net income per statement of income                                                         $  13,624,804

     Add: Book to tax difference for amortization of prepaid fees and expenses                        681,145

     Add: Book to tax difference for Additional Loan interest income                                  200,527

     Less:Book to tax difference for participation interest                                          (175,489)

     Less:Reduction of provision for impaired mortgage loans                                         (994,000)
                                                                                                -------------

     Net income for federal income tax purposes                                                 $  13,336,987
                                                                                                ==============

     The Trust paid dividends of $1.62 per share during 2000 which represents approximately $.73 from ordinary income and $.89 represents a non-taxable distribution for federal income tax purposes.

     The basis of the Trust's assets for financial reporting purposes is less than its tax basis by approximately $9,423,000 and $10,156,000 at December 31, 2000 and 1999, respectively. The basis of the Trust's liabilities for financial reporting purposes exceeded its tax basis by approximately $2,504,000 and $2,693,000 at December 31, 2000 and 1999, respectively.

 I.     Fair Value Disclosures of Financial Instruments

     The Trust uses the following methods and assumptions to estimate the fair value of each class of financial instrument:

     Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of those instruments.

     MBS

     The Trust estimates the fair value of MBS based on quoted market prices. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in MBS has gross unrealized gains and losses of approximately $135,000 and $54,000 at December 31, 2000 and $29,000 and $583,000 at December 31, 1999.



                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

I.   Fair Value Disclosures of Financial Instruments, continued
     -----------------------------------------------

     PIMs and PIMIs

     There is no established trading market for these investments. Management estimates the fair value of the PIMs and the insured mortgage portion of the PIMIs using quoted market prices of MBS having the same stated coupon rate as the insured mortgages. Additional Loans are based on the estimated fair value of the underlying properties as an estimate of the fair value of the loan is not practicable. Management does not include any participation income in the Trust's estimated fair values, as Management does not believe it can predict the time of realization of the feature with any certainty.

     Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs and PIMIs had gross unrealized gains and losses of approximately $170,000 and $4,052,000, respectively at December 31, 2000 and gross unrealized gains and losses of approximately $71,000 and $5,944,000, respectively at December 31, 1999.



     At December 31, 2000 and 1999, the estimated fair values of the Trust's financial instruments are as follows:

                                                                   (rounded to thousands)
                                                             2000                         1999
                                                    ---------------------------  ---------------------------
                                                       Fair        Carrying         Fair       Carrying
                                                       Value         Value          Value        Value
                                                    ------------  -------------  ---------------------------

         Cash and cash equivalents                  $    7,089    $    7,089     $   8,654    $    8,654

         MBS                                            19,124        19,124        21,127        21,127

         PIMs and PIMIs:
             PIMs                                       36,568        37,631        36,763        37,994
             Insured mortgages                         118,389       121,208       127,108       131,750
             Additional loans                           22,292        22,292        21,298        21,298
                                                    ----------    ----------     ---------    ----------

                                                    $  203,462    $  207,344     $ 214,950    $  220,823
                                                    ==========    ==========     =========    ==========


J.   Subsequent Event

     During the first quarter of 2001, the Trust received a payoff of the Hunters Pointe PIMI. The Trust received the outstanding balance on the insured mortgage of $12,347,267, the outstanding balance on the Additional Loan of $650,000, Participating Income Interest on the Additional Loan of $496,207 (including all of the delinquent amounts), Preferred Interest on the Additional Loan of $492,543, Participating Appreciation Interest on the subordinate loan agreement of $1,070,304 and late fees on the delinquent Participating Income Interest of $11,021.



                        KRUPP GOVERNMENT INCOME TRUST II

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                             Balance at           Charged to                              Balance at
                             Beginning             costs and                                end of
Description                   of period            expenses           Revenues             period
-----------                 -------------        ------------        -----------         ------------

Valuation
Allowance                   $  2,994,000         $     -             $  (994,000)        $  2,000,000
                            =============        ============        ===========         ============


                        KRUPP GOVERNMENT INCOME TRUST II

                               SUPPLEMENTARY DATA
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)

                              For the Quarter Ended


                              March 31,             June 30,           September 30,         December 31,
                                2000                  2000                 2000                  2000
                             ------------         ------------         ------------         -------------

Total revenues               $  4,908,065         $  3,954,856         $  4,031,680          $  4,083,596
                             ============         ============         ============          ============

Net income                   $  3,585,243         $  2,894,895         $  3,003,591          $  4,141,075
                             ============         ============         ============          ============

Earnings per Share           $        .20         $        .15         $        .17          $        .22
                             ============         ============         ============          ============


                              For the Quarter Ended


                               March 31,            June 30,           September 30,         December 31,
                                 1999                 1999                 1999                  1999
                             ------------         ------------         ------------          ------------

Total revenues               $  4,410,220         $  4,552,556         $  4,484,788          $  6,165,618
                             ============         ============         ============          ============

Net income                   $  3,381,041         $  3,400,890         $  3,397,863          $  4,794,544
                             ============         ============         ============          ============

Earnings per Share           $        .18         $        .19         $        .18          $        .27
                             ============         ============         ============          ============


                                   (Unaudited)
                (Amounts in thousands, except per Share amounts)


                                                                      Year                   Inception
                                                                      Ended                   Through
                                                                      12/31/00                 12/31/00
                                                                     ---------               -------------
Distributable Cash Flow (a):
---------------------------

Net income                                                             13,625                    125,450
Items providing or not requiring (not providing)
    the use of operating funds:

   (Reduction of) provision for impaired mortgage loans                  (994)                     2,000
    Loss on sale of MBS                                                 -                          1,379
    Amortization of prepaid fees and
     expenses and organization costs                                    2,131                     15,404
    Additional Loan interest received
     and deferred, net                                                   (189)                     2,504
                                                                     ---------               ------------

    Total Distributable Cash Flow ("DCF")                            $ 14,573                $   146,737
                                                                     ========                ===========

DCF per Share based on Shares
 outstanding at December 31, 2000                                    $   0.79                $     7.98(d)
                                                                     ========                ==========

Dividends:

 Total dividends to Shareholders                                     $ 29,763(b)             $  258,883(c)
                                                                     ========                ==========

 Average dividend per Share based
  on Shares outstanding at
  December 31, 2000                                                  $  1.62 (b)             $     14.09(c)(d)
                                                                     ========                ===========


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

(b) Represents all dividends paid in 2000 except the special and quarterly February 2000 dividends and includes an estimate of the quarterly dividend to be paid in February 2001.

(c)  Includes an estimate of the quarterly dividend to be paid in February 2001.

(d) Shareholders average per Share return of capital on a cash basis as of February 2001 is $6.11 [$14.09- $7.98]. Return of capital represents that portion of dividends which is not funded from DCF, such as proceeds from the sale of assets and substantially all of the principal collections received from MBS, PIMs and PIMIs.