Form 10-Q
period 2001-03-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 2001-05-14
CIK 872467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number            0-20164

Krupp Government Income Trust II

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-3073045
(IRS employer identification no.)

One Beacon Street, Boston, Massachusetts
(Address of principal executive offices)

02108
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

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS

                                     ASSETS
                                                                              March 31,         December 31,
                                                                                2001                2000
                                                                          --------------        --------------

Participating Insured Mortgage Investments
 ("PIMIs")(Note 2):
    Insured mortgages                                                     $   108,508,729       $  121,208,064
    Additional Loans, net of impairment provision
      of $2,000,000                                                           21,642,351            22,292,351
Participating Insured Mortgages ("PIMs")(Note 2)                               37,536,213           37,631,330
Mortgage-Backed Securities ("MBS")(Note 3)                                     18,527,881           19,124,031
                                                                          ---------------       --------------

     Total mortgage investments                                               186,215,174          200,255,776

Cash and cash equivalents                                                       7,097,354            7,089,453
Prepaid acquisition fees and expenses, net of
     accumulated amortization of $8,676,781 and
     $8,957,065, respectively                                                   4,176,247            4,838,771
Prepaid participation servicing fees, net of
     accumulated amortization of $2,655,581 and
     $2,711,086, respectively                                                   1,525,869            1,784,633
Interest receivable and other assets                                            1,159,677            1,552,568
                                                                          ---------------       --------------

     Total assets                                                         $   200,174,321       $  215,521,201
                                                                          ===============       ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                       $     1,975,996       $    2,503,604
Other liabilities                                                                   8,783              153,273
                                                                          ---------------       --------------
     Total liabilities                                                          1,984,779            2,656,877
                                                                          ---------------       --------------

Shareholders' equity (Note 4):
     Common stock, no par value; 25,000,000
       Shares authorized; 18,371,477 Shares
        issued and outstanding                                                198,051,557          212,783,023

     Accumulated comprehensive income                                             137,985               81,301
                                                                          ---------------        -------------

     Total Shareholders' equity                                               198,189,542           212,864,324
                                                                          ---------------        --------------

     Total liabilities and Shareholders' equity                           $   200,174,321       $  215,521,201
                                                                          ===============       ==============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                             ----------------------------------

                                                                                 2001                  2000
                                                                             ------------          ------------

Revenues:
  Interest income - PIMs and PIMIs:
    Basic interest                                                           $  2,725,053          $  2,826,118
    Additional Loan interest (Notes 2 and 5)                                      667,426               459,608
    Participation interest (Notes 2 and 5)                                      2,511,079             1,105,235
  Interest income - MBS                                                           331,823               377,053
  Interest income - cash and cash equivalents                                     124,756               140,051
                                                                             ------------          ------------

      Total revenues                                                            6,360,137             4,908,065
                                                                             ------------          ------------

Expenses:
  Asset management fee to an affiliate                                            362,932               383,171
  Expense reimbursements to affiliates                                             41,983                63,878
  Amortization of prepaid fees and expenses                                       921,288               806,974
  General and administrative                                                      107,919                68,799
                                                                             ------------          ------------

      Total expenses                                                            1,434,122             1,322,822
                                                                             ------------          ------------

Net income                                                                      4,926,015             3,585,243

Other comprehensive income:
     Net change in unrealized gain
       on MBS                                                                      56,684               (35,217)
                                                                             ------------          ------------

Total comprehensive income                                                   $  4,982,699          $  3,550,026
                                                                             ============          ============

Basic earnings per Share                                                     $        .27          $        .20
                                                                             ============          ============

Weighted average Shares outstanding                                            18,371,477            18,371,477
                                                                             ============          ============

                The accompanying notes are an integral
                  part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

                                                                                 For The Three Months Ended
                                                                                          March 31,
                                                                                -----------------------------

                                                                                    2001             2000
                                                                                ------------     ------------

Operating activities:
   Net income                                                                   $  4,926,015     $  3,585,243
Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization of net premium                                                    13,257           18,149
       Amortization of prepaid fees and expenses                                     921,288          806,974
       Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                                           392,891          152,604
          Increase (decrease) in deferred income
          on Additional Loans                                                       (527,608)         153,471
           Decrease in other liabilities                                            (144,490)          (8,091)
                                                                                ------------     ------------
Net cash provided by operating activities                                          5,581,353        4,708,350
                                                                                ------------     ------------
Investing activities:
   Principal collections on MBS                                                      639,515          703,872
   Prepayment on Additional Loan                                                     650,000         -
   Principal collections on PIMs
    and Insured Mortgages                                                         12,794,514        9,593,364
                                                                                ------------     ------------

Net cash provided by investing activities                                         14,084,029       10,297,236
                                                                                ------------     ------------
Financing activity:
   Dividends                                                                     (19,657,481)     (16,534,330)
                                                                                ------------     ------------
Net increase (decrease) in cash and cash equivalents                                   7,901       (1,528,744)
Cash and cash equivalents, beginning of period                                     7,089,453        8,653,673
                                                                                ------------     ------------
Cash and cash equivalents, end of period                                        $  7,097,354     $  7,124,929
                                                                                ============     ============

Non cash activities:
   Increase (decrease) in Fair Value of MBS                                     $     56,684     $    (35,217)
                                                                                ============     ============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS

1.      Accounting Policies
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership, the “Advisor” to Krupp Government Income Trust II (the “Trust”), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust’s Form 10-K for the year ended December 31, 2000 for additional information relevant to significant accounting policies followed by the Trust.

In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust’s financial position as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results, which may be expected for the full year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2. PIMs and PIMIs
At March 31, 2001, the Trust’s PIMs and PIMIs, including Additional Loans, have a fair value of approximately $169,587,117 and gross unrealized gains of $1,899,824. The PIMs and PIMIs have maturities ranging from 2006 to 2036. At March 31, 2001 there are no insured mortgage loans within the Trust’s portfolio that are delinquent of principal or interest.

Windmill Lakes has been adversely affected by the competitive South Florida rental housing market. The Advisor recorded an impairment provision of $2,000,000 against the Additional Loan during the fourth quarter of 1998. Based on its analyses of the property operations underlying the PIMI, it continues to maintain that allowance.

During the first quarter of 2001, the Trust received a payoff of the Hunters Pointe PIMI. The Trust received the outstanding balance on the insured mortgage of $12,347,267, the outstanding balance on the Additional Loan of $650,000, Participating Income Interest on the Additional Loan of $496,207 (including all of the delinquent amounts), Preferred Interest on the Additional Loan of $492,543, Participating Appreciation Interest on the subordinate loan agreement of $1,070,304 and late fees on the delinquent Participating Income Interest of $11,021. In addition, the Trust recognized $196,710 of additional loan interest and $311,132 of Participating Income Interest that had been previously received and recorded in deferred income on additional loans. On March 20, 2001, the Trust paid a special dividend of $.83 per share from the proceeds of the Hunters Pointe PIMI payoff.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, Continued
3. MBS
At March 31, 2001, the Trust’s MBS portfolio has an amortized cost of $18,389,896 and gross unrealized gains and losses of $170,730 and $32,745, respectively. The MBS portfolio has maturities ranging from 2009 to 2031.

4. Changes in Shareholder's Equity
        A summary of changes in Shareholders' equity for the three months ended
March 31, 2001 is as follows:

                                                                                   Accumulated            Total
                                            Common            Retained            Comprehensive        Shareholders'
                                             Stock            Earnings                Income              Equity
                                        ---------------      ------------         --------------      --------------
Balance at December 31, 2000            $   212,783,023      $       -            $       81,301      $  212,864,324

Net income                                        -            4,926,015                 -                 4,926,015

Dividends                                   (14,731,466)      (4,926,015)                -               (19,657,481)

Change in unrealized
 gain on MBS                                      -                  -                    56,684             56,684
                                        ---------------      -----------          --------------      -------------

Balance at March 31, 2001               $   198,051,557      $       -            $      137,985      $ 198,189,542
                                        ===============      ===========          ==============      =============

5. Related Party Transactions

The Trust received $221,641 of Additional Loan Interest during the first quarter of 2001 from an affiliate of the Advisor. The Trust also received participation interest of $129,872 from an affiliate of the Advisor during the first quarter of 2001.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Liquidity and Capital Resources

At March 31 2001, the Trust had liquidity consisting of cash and cash equivalents, of approximately $7.1 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust’s liquidity is quarterly dividends, paid to investors of approximately $4.4 million, and special dividends. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. The current dividend rate is $.24 per Share per quarter. The Trustees, based on the Advisor’s recommendations, generally set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Trustees may adjust the dividend rate or distribute such funds through a special dividend.

In addition to providing guaranteed or insured monthly principal and interest payments, the Trust’s investments in the PIMs and PIMIs also may provide additional income through the interest on the Additional Loan portion of the PIMIs as well as participation interest based on operating cash flow and increase in the value realized upon the sale or refinance of the underlying properties. However, these payments are neither guaranteed nor insured and depend on the successful operations of the underlying properties.

The Trust received the full Additional Loan interest payment from six of the PIMI investments and received a $25,000 partial payment from Windmill Lakes during the three months ended March 31, 2001. During 1999, the Advisor determined that the borrower on the Norumbega PIMI had paid Additional Loan interest from funds other than surplus cash, which resulted in overpayments during the previous three years; consequently, the Trust will not receive any Additional Loan interest until the overpayment has been absorbed.

The Trust received participation interest totaling $129,872 from the Seasons during the three months ended March 31, 2001 exclusive of amounts received and recognized related to the Falls at Hunters Pointe payoff (see below).

The Advisor continues to closely monitor the Windmill Lakes property due to market conditions. Competitive market conditions in the south Florida market have adversely affected the ability of Windmill Lakes to generate sufficient cash flow from operations to service the interest payments due on the Additional Loan.

The strength of the South Florida economy, bolstered by an expanding business environment and in-migration coupled with low interest rates and available building sites, has fostered aggressive development of both single family homes and new apartments. Windmill Lakes is located in the Pembroke Pines submarket, a market that had vast tracts of vacant land three years ago and has seen explosive construction activity since then in single family, multifamily and retail sectors. Windmill Lakes is a ten-year old, basic apartment community that has not been able to compete against the influx of new apartment communities that have extensive amenity packages. Builders use deep marketing concessions to fill the new properties, lowering the cost of renting a new apartment and making it more difficult for older properties like Windmill Lakes to attract residents. During the fourth quarter of 2000, occupancy was in the 70% range. The property’s curb appeal, a critical element in a competitive market, has suffered as well because there has not been enough cash flow for adequate maintenance. Consequently, the borrower has been delinquent in its obligation to pay Additional Loan interest since March 1998. Although the borrower has tried to sell the property, the borrower has been unable to secure a purchase price that will cover the property’s outstanding liabilities. The Advisor has agreed to defer the delinquent Additional Loan payments pending a sale of the property. In the meantime as stated above, the borrower paid $25,000 towards the delinquent Additional Loan interest during the first quarter of 2001. If it becomes apparent that a sale of the property at a mutually acceptable price to both the Trust and the borrower will not be possible, the Advisor will reassess the feasibility of extending long-term debt service relief rather than risk the consequences of a default. As a result of the factors described above, the Advisor determined that the Additional Loan collateralized by the Windmill Lakes asset was impaired, and the Trust recorded a valuation allowance of $2,000,000 in the fourth quarter of 1998 which it continues to maintain.

In November 1999, the Trust notified the borrower on the Falls at Hunters Pointe PIMI that he was in default for non payment of participating interest due to the Trust based on 1997 and 1998 operating results. The borrower failed to cure the default. Consequently, the Trust elected to use a portion of the borrower’s funds held in escrow to cure the 1997 portion of the default. The borrower remained in default for 1998 and 1999 operating results. The Trust filed a complaint against the partners of the borrowing entity to collect the delinquent participation interest related to 1998 and 1999 operations along with late payment penalties and legal fees. In response to this action, the borrower on the PIMI put the property up for sale. During the first quarter of 2001, the Trust received a payoff of the Falls at Hunters Pointe PIMI as a result of the sale of the property. The Trust received the outstanding balance on the insured mortgage of $12,347,267, the outstanding balance on the Additional Loan of $650,000, Participating Income Interest on the Additional Loan of $496,207 (including all of the delinquent amounts), Preferred Interest on the Additional Loan of $492,543, Participating Appreciation Interest on the subordinate loan agreement of $1,070,304 and late fees on the delinquent Participating Income Interest of $11,021. In addition, the Trust recognized $196,710 of additional loan interest and $311,132 of Participating Income Interest that had been previously received and recorded in deferred income on additional loans. On March 20, 2001, the Trust paid a special dividend of $.83 per share from the proceeds of the Falls at Hunters Pointe PIMI payoff.

Whether the operating performance of any of the properties mentioned above provide sufficient cash flow from operations to pay either the Additional Loan interest or participation income will depend on factors that the Trust has little or no control over. Should the properties be unable to generate sufficient cash flow to pay the Additional Loan interest, it would reduce the Trust’s distributable cash flow and could affect the value of the Additional Loan collateral.

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

Results of Operations

Net income of the Trust for the first quarter of 2001 increased as compared to the first quarter of 2000 primarily due to increases in Additional Loan interest and participation interest on PIMs and PIMIs. This was partially offset by an increase in amortization expense. Additional Loan interest increased primarily due to the recognition of deferred income from the Falls at Hunters Pointe payoff. Participation interest increased primarily due to the collection of participation interest from the Falls at Hunters Pointe payoff and the recognition of deferred income from the Falls at Hunters Pointe as mentioned above. Amortization expense increased due primarily to the full amortization of the remaining prepaid fees and expenses related to Falls at Hunters Pointe.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Trust’s investments in insured mortgages and MBS are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Association (GNMA) or the Department of Housing and Urban Development (HUD), and therefore the certainty of their cash flows and the risk of a material loss of the amounts invested depends upon the creditworthiness of these entities.

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

The Trust’s Additional Loans have similar risks as those associated with higher risk debt instruments, including: reliance on the owner’s operating skills, ability to maintain occupancy levels, control operating expenses, ability to maintain the properties and obtain adequate insurance coverage. Operations also may be effected by adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

The Trust includes in cash and cash equivalents approximately $6.9 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust’s primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust’s net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2001, the Trust’s PIMs, PIMIs and MBS comprise the majority of the Trust’s assets. As such, decreases in interest rates may accelerate the prepayment of the Trust’s investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

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

                               Krupp Government Income Trust II
                               --------------------------------
                                         (Registrant)

                               BY:    /s/Robert A. Barrows
                               ---------------------------------------------

                                      Robert A. Barrows
                                      Treasurer and Chief Accounting Officer
                                      of Krupp Government Income Trust II.

Date:    April 27, 2001

                                   (Unaudited Amounts in thousands, except per Share amounts)

                                                                      Period                   Inception
                                                                       Ended                    Through
                                                                      3/31/01                  12/31/00
                                                                     --------                -------------
Distributable Cash Flow (a):
---------------------------

Net income                                                              4,926                    130,376
Items providing or not requiring (not providing)
    the use of operating funds:

   Provision for impaired mortgage loans                                -                          2,000
    Loss on sale of MBS                                                 -                          1,379
    Amortization of prepaid fees and
     expenses and organization costs                                      921                     16,325
    Additional Loan interest received
     and deferred, net                                                   (528)                     1,976
                                                                     ---------               ------------

    Total Distributable Cash Flow ("DCF")                            $  5,319                $   152,056
                                                                     ========                ===========

DCF per Share based on Shares
 outstanding at March 31, 2001                                       $   0.30                $     8.28(d)
                                                                     ========                ==========

Dividends:

 Total dividends to Shareholders                                     $ 19,657(b)             $  278,540(c)
                                                                     ========                ==========

 Average dividend per Share based
  on Shares outstanding at
  March 31, 2001                                                     $  1.07 (b)             $     15.16(c)(d)
                                                                     ========                ===========

(a)   Distributable Cash Flow consists of income before provision for impaired mortgage loans, Loss on sale of MBS, amortization of prepaid fees and expenses and organization costs and includes interest collections on
      Additional Loans which have not been recognized as income for book purposes. The Trust believes Distributable Cash Flow is an appropriate supplemental measure of operating performance, however, it should not be considered as a substitute for net income as an indication of operating performance or cash flows as a measure of liquidity.

(b)   Represents all dividends paid through March 2001 except the February 2001 quarterly dividend and includes an estimate of the May 2001 quarterly dividend.

(c)  Includes an estimate of the May 2001 quarterly dividend.

(d)   Shareholders average per Share return of capital on a cash basis as of
      March 2001 is $6.88 [$15.16- $8.28]. Return of capital represents that portion of dividends which is not funded from DCF, such as proceeds from the sale of assets and substantially all of the principal collections received from MBS, PIMs and PIMIs.