Form 10-Q
period 2001-06-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 2001-08-10
CIK 872467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                            KRUPP GOVERNMENT INCOME TRUST II

                                                     BALANCE SHEETS

                                                         ASSETS
                                                                                      June 30,        December 31,
                                                                                        2001              2000
                                                                                   --------------   ---------------
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2)
  Insured mortgages                                                                $  108,164,718   $   121,208,064
  Additional Loans, net of impairment provision of  $2,000,000                         21,642,351        22,292,351
Participating Insured Mortgages ("PIMs")(Note 2)                                       37,439,294        37,631,330
Mortgage-Backed Securities ("MBS")(Note 3)                                             17,759,520        19,124,031
                                                                                    -------------   ---------------

           Total mortgage investments                                                 185,005,883       200,255,776

Cash and cash equivalents                                                               6,490,082         7,089,453
Prepaid acquisition fees and expenses, net of
   accumulated amortization of $8,987,051 and
   $8,957,065, respectively                                                             3,865,976         4,838,771
Prepaid participation servicing fees, net of
   accumulated amortization of $2,759,830 and
   $2,711,086 respectively                                                              1,421,619         1,784,633
Interest receivable and other assets                                                    1,488,136         1,552,568
                                                                                   --------------   ---------------

           Total assets                                                            $  198,271,696   $   215,521,201
                                                                                   ==============   ===============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                                $    1,931,227   $     2,503,604
Other liabilities                                                                          51,278           153,273
                                                                                   --------------   ---------------

           Total liabilities                                                            1,982,505         2,656,877
                                                                                   --------------   ---------------

Shareholders' equity (Note 4) Common stock, no par value; 25,000,000 Shares authorized; 18,371,477 Shares
    issued and outstanding                                                            196,158,706       212,783,023

Accumulated comprehensive income                                                          130,485            81,301
                                                                                   --------------   ---------------

           Total Shareholders' equity                                                 196,289,191       212,864,324
                                                                                   --------------   ---------------

           Total liabilities and Shareholders' equity                              $  198,271,696   $   215,521,201
                                                                                   ==============   ===============

                                         The accompanying notes are an integral
                                            part of the financial statements.

                                            KRUPP GOVERNMENT INCOME TRUST II

                                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                      For the Three Months                For the Six Months
                                                           Ended June 30,                    Ended June 30,
                                               ---------------------------------  ----------------------------------

                                                   2001                 2000            2001               2000
                                                   ----                 ----            ----               ----

 Revenues:
    Interest income - PIMs and PIMIs:
     Basic interest                            $     2,575,956   $     2,818,726   $    5,301,009    $    5,644,844
     Additional loan interest                         394,533            381,175        1,061,959           840,783
     Participation interest                           113,253            275,667        2,624,332         1,380,902
    Interest income - MBS                             316,868            374,253          648,691           751,306
    Interest income - cash and
        cash equivalents                               76,134            105,035          200,890           245,086
                                               --------------    ---------------   --------------    --------------

        Total revenues                              3,476,744          3,954,856        9,836,881         8,862,921
                                               --------------    ---------------   --------------    --------------

 Expenses:
   Asset management fee to an affiliate               349,666            381,352          712,598           764,523
   Expense reimbursements to affiliates                75,192             78,825          117,175           142,703
   Amortization of prepaid fees and
    expenses                                          414,521            441,591        1,335,809         1,248,565
   General and administrative                         121,061            158,193          228,980           226,992
                                               --------------    ---------------   --------------    --------------

        Total expenses                                960,440          1,059,961        2,394,562         2,382,783
                                               --------------    ---------------   --------------    --------------

 Net income                                         2,516,304          2,894,895        7,442,319         6,480,138

 Other comprehensive income:
   Net change in unrealized gain (loss)
        on MBS                                         (7,500)             7,133           49,184           (28,084)
                                               --------------    ---------------   --------------    --------------

 Total comprehensive income                    $    2,508,804    $      2,902,028  $    7,491,503    $    6,452,054
                                               ==============    ================  ==============    ==============

 Basic earnings per share                      $          .14    $           .15   $          .41    $         .35
                                               ==============    ===============   ==============    ==============

 Weighted average shares
   outstanding                                               18,371,477                         18,371,477
                                                             ==========                         ==========

                           The accompanying notes are an integral
                              part of the financial statements.

                                         KRUPP GOVERNMENT INCOME TRUST II

                                             STATEMENTS OF CASH FLOWS

                                                                                  For the Six Months
                                                                                     Ended June 30,
                                                                            ----------------------------------

                                                                                 2001                2000
                                                                            -------------        -------------

 Operating activities:
   Net income                                                               $   7,442,319        $   6,480,138
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Amortization of net premium                                                  28,223               29,612
      Amortization of prepaid fees and expenses                                 1,335,809            1,248,565
      Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                                         64,432              458,215
         (Decrease) increase in deferred income
          on Additional Loans                                                    (572,377)              81,987
         (Decrease) increase in other liabilities                                (101,995)              12,502
                                                                            -------------        -------------

 Net cash provided by operating activities                                      8,196,411            8,311,019
                                                                            -------------        -------------

 Investing activities:
   Principal collections on MBS                                                 1,385,347            1,274,714
   Prepayment on Additional Loan                                                  650,000                -
   Principal collections on PIMs
     and Insured Mortgages                                                     13,235,507           10,022,354
                                                                            -------------        -------------

Net cash provided by investing activities                                      15,270,854           11,297,068
                                                                            -------------        -------------

 Financing activity:
   Dividends                                                                  (24,066,636)         (20,943,484)
                                                                            -------------        -------------

 Net (decrease) in cash and cash equivalents                                     (599,371)          (1,335,397)

 Cash and cash equivalents, beginning of period                                 7,089,453            8,653,673
                                                                            -------------        -------------

 Cash and cash equivalents, end of period                                   $   6,490,082        $   7,318,276
                                                                            =============        =============

 Non Cash Activities:
   Increase (decrease) in Fair Value of MBS                                 $      49,184        $     (28,084)
                                                                            =============        =============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS

 1.     Accounting Policies

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with generally accepted accounting  principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and  Regulations  of the  Securities and Exchange  Commission.  However,  in the
opinion of Berkshire  Mortgage  Advisors  Limited  Partnership  (the "Advisor"),
which is the advisor to Krupp  Government  Income  Trust II (the  "Trust"),  the
disclosures  contained  in this  report  are  adequate  to make the  information presented not misleading.  See Notes to Financial Statements in the Trust's Form
10-K for the year ended December 31, 2000 for additional information relevant to significant  accounting  policies  followed by the Trust.  In the opinion of the
Advisor of the Trust, the accompanying  unaudited  financial  statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's  financial  position as of June 30, 2001, the results of its  operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months  ended June 30, 2001 and 2000.  The results of operations for the three and six months ended June 30, 2001 are not  necessarily indicative  of the  results  which  may be  expected  for  the  full  year.  See
Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations included in this report.

 2.     PIMs and PIMIs

At June 30, 2001, the Trust's PIMs and PIMIs,  including Additional Loans, had a fair value of  approximately  $168,270,296 and gross unrealized gains and losses of $1,450,185  and $426,252,  respectively.  The PIMs and PIMIs have  maturities ranging  from 2006 to 2036.  At June 30,  2001,  there were no insured  mortgage loans  within  the  Trust's  portfolio  that were  delinquent  of  principal  or interest.

Windmill  Lakes has been  adversely  affected by the  competitive  South Florida
rental  housing  market.  The  Advisor  recorded  an  impairment   provision  of
$2,000,000  against the Additional Loan during the fourth quarter of 1998. Based on its  analyses of the  property  operations  underlying  the PIMIs,  the Trust continues to maintain that allowance.

During the first  quarter of 2001,  the Trust  received a payoff of the  Hunters
Pointe PIMI. The Trust received the outstanding  balance on the insured mortgage of  $12,347,267,  the  outstanding  balance on the Additional  Loan of $650,000,
Participating  Income  Interest of  $496,207  (including  all of the  delinquent amounts), Preferred Interest of $492,543, Participating Appreciation Interest of
$1,070,304  and late fees on the  delinquent  Participating  Income  Interest of
$11,021. In addition,  the Trust recognized $196,710 of additional loan interest and $311,132 of Participating  Income Interest that had been previously received and recorded in deferred  income on  additional  loans.  On March 20, 2001,  the
Trust paid a special dividend of $.83 per share from the proceeds of the Hunters
Pointe PIMI payoff.

 3.     MBS

At June 30, 2001, the Trust's MBS portfolio had an amortized cost of $17,629,035 and gross unrealized gains and losses of $152,851 and $22,366, respectively. The
MBS portfolio has maturities ranging from 2008 to 2031.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, Continued

 4.     Changes in Shareholder's Equity

        A summary of changes in Shareholders' equity for the six months ended
        June 30, 2001 is as follows:

                                                                                  Accumulated           Total
                                             Common             Retained         Comprehensive       Shareholders'
                                             Stock              Earnings             Income             Equity
                                        --------------      --------------      ---------------   ----------------

  Balance at  December 31, 2000         $  212,783,023      $      -            $        81,301   $    212,864,324

  Net income                                   -                 7,442,319                -              7,442,319

  Dividends                                (16,624,317)         (7,442,319)               -            (24,066,636)

  Change in unrealized
  loss on MBS                                                        -                   49,184             49,184
                                        --------------      ---------------     ---------------   ----------------

  Balance atJune 30, 2001               $  196,158,706      $        -          $       130,485   $    196,289,191
                                        ==============      ===============     ===============   ================

5.       Related Party Transactions

The Trust received  $221,641 of Additional Loan Interest during the three months ended June 30, 2000 from an affiliate of the  Advisor.  The Trust also  received participation  interest of $175,968 from an affiliate of the Advisor  during the three months ended June 30, 2000.

The Trust  received  $221,641 and $221,641 of  Additional  Loan Interest from an affiliate  of the  Advisor  during the six months  ended June 30, 2001 and 2000, respectively.  The Trust also  received  participation  interest of $129,872 and
$175,968  from an affiliate of the Advisor  during the six months ended June 30,
2001 and 2000, respectively.

6.       Subsequent Event

On July 23, 2001,  the Trust  received a prepayment of the Seasons  Subordinated
Promissory  Note and the  Seasons  Additional  Loan  Note.  The  Trust  received
$4,925,351  of  the  Additional  Loan  principal,   $610,744  of  surplus  cash,
$2,168,701  of  unpaid  preferred  interest,  $2,693,326  of  unpaid  contingent interest,  $29,147 of unpaid Base  Interest on  Additional  Loan and  $3,325,696 which  represents  its  portion  of  the  residual  split.  The  Trust  received
$21,926,006  representing  the principal  proceeds on the first mortgage note on
July 26, 2001. The Advisor expects to pay a special  dividend of $1.95 per share during the third quarter from the proceeds of the Seasons PIMI prepayment.

The payoff of the Seasons PIMI was a result of a sale of the underlying property by the borrower,  Maryland Associates Limited Partnership ("MALP"),  which is an affiliate of the Adviser, to an affiliate of MALP's general partner. Because the sale of the underlying property was to an affiliate, the Independent Trustees of the Trust were required to approve the transaction,  which they did based upon a number of factors, including an appraisal of the underlying property prepared by an  independent  third  party MAI  appraiser.  The  purchase  price  paid by the affiliate for the  underlying  property was $1.6 million  greater than the value indicated by such appraisal.
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Trust’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; the inability of the borrower to meet financial obligations on additional loans; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Advisor.

Liquidity and Capital Resources

At June 30, 2001 the Trust had liquidity consisting of cash and cash equivalents, of approximately $6.5 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust’s liquidity is quarterly dividends paid to investors of approximately $4.4 million, and special dividends. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

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

On July 23, 2001, the Trust received a prepayment of the Seasons Subordinated Promissory Note and the Seasons Additional Loan Note. The Trust received $4,925,351 of the Additional Loan principal, $610,744 of surplus cash, $2,168,701 of unpaid preferred interest, $2,693,326 of unpaid contingent interest, $29,147 of unpaid Base Interest on Additional Loan and $3,325,696 which represents its portion of the residual split. The Trust received $21,926,006 representing the principal proceeds on the first mortgage note on July 26, 2001. The Advisor expects to pay a special dividend of $1.95 per share during the third quarter from the proceeds of the Seasons PIMI prepayment.

The Trust received the first installment of Additional Loan interest due in 2001 from six of the PIMI investments and received a $25,000 partial payment from Windmill Lakes during the six months ended June 30, 2001. During 1999, the Advisor determined that the borrower on the Norumbega PIMI had paid Additional Loan interest from funds other than surplus cash, which resulted in overpayments during the previous three years; consequently, the Trust will not receive any Additional Loan interest until the overpayment has been absorbed.

The Trust received participation interest totaling $129,872 from the Seasons and $113,253 from Sunset Summit during the six months ended June 30, 2001. In addition, the Trust received and recognized participation interest related to the Falls at Hunters Pointe payoff as described below.

The Advisor continues to closely monitor the Windmill Lakes property due to market conditions. Competitive market conditions in the south Florida market have adversely affected the ability of Windmill Lakes to generate sufficient cash flow from operations to service the interest payments due on the Additional Loan. The strength of the South Florida economy, bolstered by an expanding business environment and in-migration coupled with low interest rates and available building sites, has fostered aggressive development of both single family homes and new apartments. Windmill Lakes is located in the Pembroke Pines submarket, a market that had vast tracts of vacant land six years ago and has seen explosive construction activity since then in single family, multifamily and retail sectors. Windmill Lakes is a twelve-year old, basic apartment community that has not been able to compete against the influx of new apartment communities that have extensive amenity packages. Builders use deep marketing concessions to fill the new properties, lowering the cost of renting a new apartment and making it more difficult for older properties like Windmill Lakes to attract residents. During the fourth quarter of 2000, occupancy was in the 70% range. The property’s curb appeal, a critical element in a competitive market, has suffered as well because there has not been enough cash flow for adequate maintenance. Consequently, the borrower has been delinquent in its obligation to pay Additional Loan interest since March 1998. Although the borrower has tried to sell the property, the borrower has been unable to secure a purchase price that will cover the property’s outstanding liabilities. The Advisor has agreed to defer the delinquent Additional Loan payments pending a sale of the property. In the meantime as stated above, the borrower paid $25,000 towards the delinquent Additional Loan interest during the first quarter of 2001. If it becomes apparent that a sale of the property at a mutually acceptable price to both the Trust and the borrower will not be possible, the Advisor will reassess the feasibility of extending long-term debt service relief rather than risking the consequences of a default. As a result of the factors described above, the Advisor determined that the Additional Loan collateralized by the Windmill Lakes asset was impaired, and the Trust recorded a valuation allowance of $2,000,000 in the fourth quarter of 1998 which it continues to maintain.

In November 1999, the Trust notified the borrower on the Falls at Hunters Pointe PIMI that he was in default for non-payment of participating interest due to the Trust based on 1997 and 1998 operating results. The borrower failed to cure the default. Consequently, the Trust elected to use a portion of the borrower’s funds held in escrow to cure the 1997 portion of the default. The Borrower remained in default for 1998 and 1999 operating results. The Trust filed a complaint against the partners of the borrowing entity to collect the delinquent participation interest related to 1998 and1999 operations along with late payment penalties and legal fees. In response to this action, the borrower on the PIMI put the property up for sale. During the first quarter of 2001, the Trust received a payoff of the Falls at Hunters Pointe PIMI as a result of the sale of the property. The Trust received the outstanding balance on the insured mortgage of $12,347,267, the outstanding balance on the Additional Loan of $650,000, Participating Income Interest on the Additional Loan of $496,207 (including all of the delinquent amounts), Preferred Interest on the Additional Loan of $492,543, Participating Appreciation Interest on the subordinate loan agreement of $1,070,304 and late fees on the delinquent Participating Income Interest of $11,021. In addition, the Trust recognized $196,710 of additional loan interest and $311,132 of Participating Income Interest that had been previously received and recorded in deferred income on additional loans. On March 20, 2001, the Trust paid a special dividend of $.83 per share from the proceeds of the Falls at Hunters Pointe PIMI payoff.

Whether the operating performance of any of the properties mentioned above will provide sufficient cash flow from operations to pay either the Additional Loan interest or participation income will depend on factors over which the Trust has little or no control over. Should the properties be unable to generate sufficient cash flow to pay the Additional Loan interest, it would reduce the Trust’s distributable cash flow and could affect the value of the Additional Loan collateral.

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

Results of Operations

Net income for the six months ended June 30, 2001 increased as compared to the same period in 2000 due primarily to increases in Additional Loan interest and participation interest on PIMs and PIMIs and a decrease in asset management fees. This was partially offset by an increase in amortization expense and decreases in basic interest from PIMs and PIMIs and interest income on MBS. Additional Loan interest and participation interest increased primarily due to the Falls at Hunters Pointe payoff (see discussion above). The payoff also caused basic interest from PIMs and PIMIs to decrease and amortization expense to increase as the prepaid fees and expenses associated with this PIMI were fully amortized. Interest income on MBS decreased due to the collection of principal payments resulting in the reduction of the MBS investment balance. Asset management fees decreased due to the decrease in the Trust’s investments as a result of principal collections and payoffs.

Net income for the three months ended June 30, 2001 decreased as compared to the same period in 2000 due primarily to decreases in basic interest income on PIMs and PIMIs, participation interest and interest income on MBS. Basic interest from PIMs and PIMIs decreased due to the payoff of the Falls at Hunter’s Pointe PIMI during the first quarter of 2001. Participation interest decreased due to the Trust receiving participation interest from one of its mortgage investments in 2001 as compared to three in 2000. Interest income on MBS decreased due to the collection of principal payments resulting in the reduction of the MBS investment balance.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Trust’s investments in insured mortgages and MBS are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Association (GNMA) or the Department of Housing and Urban Development (HUD), and therefore, the certainty of their cash flows and the risk of a material loss of the amounts invested depends upon the creditworthiness of these institutions.

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

At June 30, 2001 the Trust included in cash and cash equivalents approximately $6.5 million held in a money market fund which invests in securities which are primarily direct obligations of the U.S. Government or securities issued by agencies and instrumentalities of the U.S. Government which may be guaranteed, supported or backed by the credit of the U.S. Government or agencies thereof.

Interest Rate Risk

The Trust’s primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust’s net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2001, the Trust’s PIMs, PIMIs and MBS comprise the majority of the Trust’s assets. As such, decreases in interest rates may accelerate the prepayment of the Trust’s investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

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

                        Krupp Government Income Trust II
                        --------------------------------
                                  (Registrant)

                        BY:    / s / Robert A. Barrows
                        -------------------------------------

                        Robert A. Barrows
                        Treasurer and Chief Accounting Officer of
                        Krupp Government Income Trust II.

 DATE:   August 3, 2001

           (Unaudited Amounts in thousands, except per Share amounts)

                                                                     Period                   Inception
                                                                      Ended                    Through
                                                                     6/30/01                   6/30/01
                                                                     --------                -----------
Distributable Cash Flow (a):
---------------------------

Net income                                                              7,442                    132,892
Items providing or not requiring (not providing)
    the use of operating funds:

   Provision for impaired mortgage loans                                -                          2,000
    Loss on sale of MBS                                                 -                          1,379
    Amortization of prepaid fees and
     expenses and organization costs                                    1,337                     16,741
    Additional Loan interest received
     and deferred, net                                                   (573)                     1,931
                                                                     --------                -----------

    Total Distributable Cash Flow ("DCF")                            $  8,206                $   154,943
                                                                     ========                ===========

DCF per Share based on Shares
 outstanding at June 30, 2001                                        $   0.45                $      8.43(d)
                                                                     ========                ===========

Dividends:

 Total dividends to Shareholders                                     $ 24,065(b)             $   282,948(c)
                                                                     ========                ===========

 Average dividend per Share based
  on Shares outstanding at
  June 30, 2001                                                      $   1.31(b)             $     15.40(c)(d)
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

(b)   Represents all dividends paid through June 2001 except the February 2001 quarterly dividend and includes an estimate of the August 2001 quarterly dividend.

(c)   Includes an estimate of the August 2001 quarterly dividend.

(d)   Shareholders average per Share return of capital on a cash basis as of
       June 2001 is $6.97 [$15.40- $8.43]. Return of capital represents that portion of dividends which is not funded from DCF, such as proceeds from the sale of assets and substantially all of the principal collections received from MBS, PIMs and PIMIs.