Form 10-Q
period 2001-09-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 2001-11-13
CIK 872467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                            KRUPP GOVERNMENT INCOME TRUST II

                                                     BALANCE SHEETS

                                                         ASSETS
                                                                                   September 30,     December 31,
                                                                                       2001              2000
                                                                                   -------------    ---------------
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2)
 Insured mortgages                                                                 $  85,925,543    $   121,208,064
 Additional loans, net of impairment provision of $1,437,500 and
   $2,000,000, respectively                                                           16,717,000         22,292,351
Participating Insured Mortgages ("PIMs")(Note 2)                                      37,340,539         37,631,330
Mortgage-Backed Securities ("MBS")(Note 3)                                            16,661,418         19,124,031
                                                                                    -------------   ---------------

           Total mortgage investments                                                156,644,500        200,255,776

Cash and cash equivalents                                                              7,906,904          7,089,453
Prepaid acquisition fees and expenses, net of
   accumulated amortization of $7,704,495 and
   $8,957,065, respectively                                                            3,173,693          4,838,771
Prepaid participation servicing fees, net of
   accumulated amortization of $2,333,045 and
   $2,711,086, respectively                                                             1,190,127         1,784,633
Interest receivable and other assets                                                    1,021,266         1,552,568
                                                                                   --------------   ---------------

           Total assets                                                            $  169,936,490   $   215,521,201
                                                                                   ==============   ===============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note 2)                                       $    1,242,282   $     2,503,604
Other liabilities                                                                         403,409           153,273
                                                                                   --------------   ---------------

           Total liabilities                                                            1,645,691         2,656,877
                                                                                   --------------   ---------------

Shareholders' equity (Note 4) Common stock, no par value; 25,000,000 Shares authorized; 18,371,477 Shares
    issued and outstanding                                                            167,836,673       212,783,023

   Accumulated comprehensive income                                                       454,126            81,301
                                                                                   --------------   ---------------

           Total Shareholders' equity                                                 168,290,799       212,864,324
                                                                                   --------------   ---------------

           Total liabilities and Shareholders' equity                              $  169,936,490   $   215,521,201
                                                                                   ==============   ===============

                                         The accompanying notes are an integral
                                            part of the financial statements.

                                            KRUPP GOVERNMENT INCOME TRUST II

                                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                       For the Three Months              For the Nine Months
                                                        Ended September 30,               Ended September 30,
                                               --------------------------------------------------------------------        ---------

                                                    2001              2000             2001               2000
                                               --------------    ---------------   --------------    --------------

 Revenues:
    Interest income - PIMs and PIMIs:
     Basic interest                            $    2,242,454    $     2,811,216   $    7,543,463     $   8,456,060
     Additional loan interest                         907,038            474,684        1,968,997         1,315,467
     Participation interest                         9,248,722            270,606       11,873,054         1,651,508
    Interest income - MBS                             272,019            359,862          920,710         1,111,168
    Interest income - cash and
       cash equivalents                               138,024            115,312          338,914           360,398
                                               --------------    ---------------   --------------    --------------

       Total revenues                              12,808,257          4,031,680       22,645,138        12,894,601
                                               --------------    ---------------   --------------    --------------

 Expenses:
   Asset management fee to an affiliate               299,650            383,360        1,012,248         1,147,883
   Expense reimbursements to affiliates                75,192             78,825          192,367           221,528
   Amortization of prepaid
    fees and expenses                                 923,775            441,591        2,259,584         1,690,156
   General and administrative                         160,639            124,313          389,619           351,305
   Reduction of provision for impaired
    additional loan (Note 2)                         (562,500)          -                (562,500)        -
                                               --------------    ---------------   --------------    --------------

        Total expenses                                896,756          1,028,089        3,291,318         3,410,872
                                               --------------    ---------------   --------------    --------------

 Net income                                        11,911,501          3,003,591       19,353,820         9,483,729

 Other comprehensive income:

   Net change in unrealized gain/loss
     on MBS                                           323,641            214,289          372,825           186,205
                                               --------------    ---------------   --------------    --------------

 Total comprehensive income                    $   12,235,142    $     3,217,880   $   19,726,645    $    9,669,934
                                               ==============    ===============   ==============    ==============

 Basic earnings per Share                      $          .64    $           .17   $         1.05    $          .52
                                               ==============    ===============   ==============    ==============

 Weighted average shares outstanding                         18,371,477                         18,371,477
                                                             ==========                         ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                                         KRUPP GOVERNMENT INCOME TRUST II

                                             STATEMENTS OF CASH FLOWS

                                                                                  For the Nine Months
                                                                                   Ended September 30,
                                                                            ----------------------------------

                                                                                 2001                 2000
                                                                            -------------         ------------

Operating activities:
   Net income                                                               $  19,353,820         $  9,483,729
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of net premium                                                  61,243               41,351
      Amortization of prepaid fees and expenses                                 2,259,584            1,690,156
      Reduction of provision for impaired additional loan                        (562,500)             -
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                         531,302              761,315
         (Decrease) increase in deferred income on Additional Loans            (1,261,322)              33,252
           Increase (decrease) in other liabilities                               250,136               (6,256)
                                                                            -------------        -------------

 Net cash provided by operating activities                                     20,632,263           12,003,547
                                                                            -------------        -------------

 Investing activities:
   Principal collections on MBS                                                 2,774,005            1,906,136
   Principal collections on Additional Loans                                    6,137,851               -
   Principal collections on PIMs and Insured Mortgages                         35,573,502           10,459,746
                                                                            -------------        -------------

 Net cash provided by investing activities                                     44,485,358           12,365,882
                                                                            -------------        -------------

 Financing activity:
   Dividends                                                                  (64,300,170)         (25,352,639)
                                                                            -------------        -------------

 Net increase (decrease) in cash and cash equivalents                             817,451             (983,210)

 Cash and cash equivalents, beginning of period                                 7,089,453            8,653,673
                                                                            -------------        -------------

 Cash and cash equivalents, end of period                                   $   7,906,904        $   7,670,463
                                                                            =============        =============

 Non cash activities:
   Increase in fair value of MBS                                            $     372,825        $     186,205
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

          In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments  (consisting primarily of normal  recurring  accruals)  necessary to present  fairly the Trust's financial  position  as of  September  30,  2001,  the  results of its operations for the three and nine months ended  September 30, 2001 and
          2000 and its cash flows for the nine months ended  September  30, 2001 and 2000.

          The  results  of  operations  for the  three  and  nine  months  ended
          September 30, 2001 are not necessarily indicative of the results which may be expected for the full year.  See  Management's  Discussion  and
          Analysis of Financial  Condition and Results of Operations included in this report.

    2.    PIMs and PIMIs

          At  September  30,  2001,  the  Trust's  PIMs  and  PIMIs,   including
          Additional   Loans,  had  a  fair  value  of  $143,900,624  and  gross
          unrealized  gains of  $3,917,542.  The PIMs and PIMIs  had  maturities ranging  from 2006 to 2036.  At  September  30,  2001,  there  were no
          insured  mortgage  loans  within  the  Trust's   portfolio  that  were
          delinquent of principal or interest.

          On July 25, 2001,  the Trust  finalized an agreement with the owner of the Windmill  Lakes  property  which will allow for the release of the participation  features  on the  PIMI  in the  event  that  the  first mortgage, the Additional Loan and any accrued but unpaid base interest on the  Additional  Loan are all paid off by  September  1,  2002.  In addition,  the Trust  required  the owner to bring  current the unpaid additional  loan  base  interest  as of March 1,  2001  which  was due totaling  $512,500.  In the event that the  required  payments are not received, the participation features will remain in force. As a result of the performance of the property,  the Trust initially established a valuation  allowance of $2,000,000 on the Additional Loan in 1998. The
          Trust has  reflected  the $512,500  received  plus $50,000  previously received as a reduction  in the  principal  balance of the  Additional
          Loan and related impairment provision.

          The  payoff  of the  Seasons  PIMI  was a  result  of the  sale of the underlying  property  by the  borrower,  Maryland  Associates  Limited
          Partnership  ("MALP"),  which is an affiliate  of the  Adviser,  to an
          affiliate  of  MALP's  general  partner.   Because  the  sale  of  the
          underlying property was to an affiliate,  the Independent  Trustees of the Trust were  required  to approve the  transaction,  which they did based  upon  a  number  of  factors,  including  an  appraisal  of the underlying  property  prepared  by  an  independent  third  party  MAI appraiser. The purchase price paid by the affiliate for the underlying property  was $1.6 million  greater  than the value  indicated by such appraisal.

          On July 23,  2001,  the Trust  received a  prepayment  of the  Seasons
          Subordinated Promissory Note and the Seasons Additional Loan Note. The
          Trust received  $4,925,351 of the Additional Loan principal,  $462,983 of surplus  cash,  $2,168,701  of Preferred  Interest,  $2,693,326  of contingent interest,  $176,908 of Base Interest on Additional Loan and
          $3,325,696 which represents the Trust's portion of the residual split.
          The Trust received $21,926,006  representing the principal proceeds on the first  mortgage  note on July 26,  2001.  In  addition,  the Trust
          recognized   $624,023  of  Additional  Loan  interest  that  had  been
          previously  received  and  recorded in deferred  income on  additional loans.  The  Advisor  paid a  special  dividend  of $1.95 per share on
          August 17, 2001 from the proceeds of the Seasons PIMI prepayment.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, Continued

  2.    PIMs and PIMIs, continued

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

 3.     MBS

        At September 30, 2001, the Trust's MBS portfolio had an amortized cost of approximately $16,207,292 and gross unrealized gains of approximately
        $454,126. The MBS portfolio had maturities ranging from 2008 to 2031.

 4.     Changes in Shareholder's Equity

        A summary of changes in Shareholders' equity for the nine months ended
        September 30, 2001 is as follows:

                                                                                   Accumulated           Total
                                            Common             Retained           Comprehensive      Shareholders'
                                             Stock             Earnings               Income             Equity
                                        --------------      --------------        -------------     ----------------

 Balance at December 31, 2000           $  212,783,023      $        -            $      81,301     $    212,864,324

 Net income                                      -              19,353,820                 -              19,353,820

 Dividends                                 (44,946,350)        (19,353,820)                -             (64,300,170)

 Change in unrealized gain on MBS                -                   -                   372,825             372,825
                                        --------------      --------------        --------------    ----------------

 Balance at September 30, 2001          $  167,836,673      $        -            $      454,126    $    168,290,799
                                        ==============      ==============        ==============    ================

5.      Related Party Transactions

        The Trust received $176,908 and $221,641 of Additional Loan Interest during the three months ended September 30, 2001 and 2000, respectively, from an affiliate of the Advisor. The Trust also received participation interest of $8,650,706 and $270,606 from an affiliate of the Advisor during the three months ended September 30, 2001 and 2000, respectively.

        The Trust received $398,549 and $443,282 of Additional Loan Interest from an affiliate of the Advisor during the nine months ended September
        30, 2001 and 2000, respectively. The Trust also received participation interest of $8,780,579 and $446,574 from an affiliate of the Advisor during the nine months ended September 30, 2001 and 2000, respectively.

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

------

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Trust's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; the inability of the borrower to meet financial obligations on additional loans; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Advisor.

Liquidity and Capital Resources

At September 30, 2001 the Trust had liquidity consisting of cash and cash equivalents, of approximately $7.9 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

The payoff of the Seasons PIMI was a result of the sale of the underlying property by the borrower, Maryland Associates Limited Partnership ("MALP"), which is an affiliate of the Adviser, to an affiliate of MALP's general partner. Because the sale of the underlying property was to an affiliate, the Independent Trustees of the Trust were required to approve the transaction, which they did based upon a number of factors, including an appraisal of the underlying property prepared by an independent third party MAI appraiser. The purchase price paid by the affiliate for the underlying property was $1.6 million greater than the value indicated by such appraisal.

On July 23, 2001, the Trust received a prepayment of the Seasons Subordinated Promissory Note and the Seasons Additional Loan Note. The Trust received $4,925,351 of the Additional Loan principal, $462,983 of surplus cash, $2,168,701 of preferred interest, $2,693,326 of contingent interest, $176,908 of unpaid Base Interest on Additional Loan and $3,325,696 which represents the Trust's portion of the residual split. The Trust received $21,926,006 representing the principal proceeds on the first mortgage note on July 26, 2001. In addition, the Trust recognized $624,023 of Additional Loan interest that had been previously received and recorded in deferred income on additional loans. The Advisor paid a special dividend of $1.95 per share on August 17, 2001 from the proceeds of the Seasons PIMI prepayment.

In addition to the amounts received from the payoffs of the Seasons and Hunters Pointe PIMIs, the Trust received both installments of Additional Loan interest due in 2001 from four of the PIMI investments and the first installment on one other PIMI during the nine months ended September 30, 2001. For the PIMI that has only paid the first installment, the Trust received the second installment in October. During 1999, the Advisor determined that the borrower on the Norumbega PIMI had paid Additional Loan interest from funds other than surplus cash, which resulted in overpayments during the previous three years; consequently, the Trust will not receive any Additional Loan interest until the overpayment has been absorbed.

The Trust received participation interest based on cash flow generated by property operations from four of its investments during the nine months ended September 30, 2001. Sunset Summit paid $113,253, Martin's Landing paid $217,585, the Lakes paid $380,431 and the Seasons paid $129,872 In addition, the Trust received and recognized participation interest related to the payoffs of the Seasons and Hunters Pointe PIMIs.

Windmill Lakes is a twelve-year old, basic apartment community that has not been able to compete against the influx of new apartment communities that have extensive amenity packages. Builders use deep marketing concessions to fill the new properties, lowering the cost of renting a new apartment and making it more difficult for older properties like Windmill Lakes to attract residents. During the fourth quarter of 2000, occupancy was in the 70% range. The property's curb appeal, a critical element in a competitive market, has suffered as well because there has not been enough cash flow for adequate maintenance. The borrower on the Windmill Lakes PIMI has been unable to secure a purchaser for the property at a price high enough to cover all of the ownership entity's outstanding liabilities and has decided to sell the apartments off as condominiums. Converting a multifamily property to condominium ownership is often a long process that requires resources and expertise in marketing, financing, legal matters and construction. Local and state agencies regulate the conversion of existing housing into condominium ownership, and there are various compliance regulations governing the process as well. On July 25, 2001, the borrower finalized an agreement with the Trust which will allow for the release of the participation features on the PIMI in the event that the first mortgage, the additional loan and any accrued but unpaid base interest on the additional loan are paid in full by September 1, 2002. In addition, the Trust required the owner to bring current the unpaid additional loan base interest as of March 1, 2001 which was due totaling $512,500. In the event that the required payments are not received, the participation features will remain in force. As a result of the performance of the property, the Trust initially established a valuation allowance of $2,000,000 on the Additional Loan in 1998. The Trust has reflected the $512,500 received plus $50,000 previously received as a reduction in the principal balance of the Additional Loan and related impairment provision.

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

Results of Operations

The Trust's net income increased in the three months ended September 30, 2001 as compared to September 30, 2000 primarily due to increases in Additional Loan and participation interest on PIMs and PIMIs and decreases in asset management fees and the provision for impaired mortgage loan. This was partially offset by an increase in amortization expense and a decrease in basic interest from PIMs and PIMIs. Additional Loan and participation interest increased primarily due to the Seasons payoff in July 2001. Asset management fees decreased due to the decrease in the Trust's investments as a result of the Seasons payoff in July 2001 and the Falls at Hunters Pointe payoff in March 2001. The payoffs also caused basic interest from PIMs and PIMIs to decrease and amortization expense increased as the prepaid fees and expenses associated with the Seasons PIMI were fully amortized. The provision for impaired mortgage decreased due to the reduction of the impairment provision for the Windmill Lakes PIMI in the third quarter of 2001.

The Trust's net income increased in the nine months ended September 30, 2001 as compared to September 30, 2000 primarily due to increases in Additional Loan and participation interest on PIMs and PIMIs and decreases in asset management fees and the provision for impaired mortgage loan. This was partially offset by an increase in amortization expense and a decrease in basic interest from PIMs and PIMIs. Additional Loan and participation interest increased primarily due to the Seasons payoff in July 2001 and the Falls at Hunters Pointe payoff in March 2001. Asset management fees decreased due to the decrease in the Trust's investments as a result of the payoffs mentioned above. The payoffs also caused basic interest from PIMs and PIMIs to decrease and amortization expense to increase as the prepaid fees and expenses associated with these PIMIs were fully amortized. The provision for impaired mortgage decreased due to the reduction of the impairment provision for the Windmill Lakes PIMI in the third quarter of 2001.

          Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          -------

Assessment of Credit Risk

The Trust's investments in insured mortgages and MBS are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Association (GNMA) or the Department of Housing and Urban Development (HUD) and therefore, the certainty of their cash flows and the risk of material loss of the amounts invested depends upon the creditworthiness of these institutions.

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

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2001, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. As such, decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

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

 DATE:  November 2, 2001

                                   (Unaudited)
                 Amounts in thousands, except per Share amounts)

                                                                      Period                   Inception
                                                                       Ended                    Through
                                                                      9/30/01                    9/30/01
Distributable Cash Flow (a):
---------------------------

Net income                                                           $ 19,353                  $ 144,803
Items providing or not requiring (not providing)
    the use of operating funds:

   Additional Loan Base interest collected and reflected as
     Reduction of provision for impaired mortgage loan                    562                        562
   Provision for impaired mortgage loans                                 (562)                     1,438
    Loss on sale of MBS                                                  -                         1,379
    Amortization of prepaid fees and
     expenses and organization costs                                    2,260                     17,664
    Additional Loan interest received
     and deferred, net                                                 (1,262)                     1,242
                                                                     --------                -----------

    Total Distributable Cash Flow ("DCF")                            $ 20,351                $   167,088
                                                                     ========                ===========

DCF per Share based on Shares
 outstanding at September 30, 2001 (18,371,477)                      $   1.12                $      9.10(d)
                                                                     ========                ===========

Dividends:

 Total dividends to Shareholders                                     $ 64,299(b)             $   323,182(c)
                                                                     ========                ===========

 Average dividend per Share based
  on Shares outstanding at
  September 30, 2001                                                 $   3.50(b)             $     17.59(c)(d)
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

(b)   Represents all dividends paid through September 2001 except the February
      2001 quarterly dividend and includes an estimate of the November 2001 quarterly dividend.

(c)   Includes an estimate of the November 2001 quarterly dividend.

(d)   Shareholders average per Share return of capital on a cash basis as of
      September 2001 is $8.49 [$17.59 - $9.10 ]. Return of capital represents that portion of dividends which is not funded from DCF, such as proceeds from the sale of assets and substantially all of the principal collections received from MBS, PIMs and PIMIs.