Form 10-K
period 2001-12-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 2002-03-22
CIK 872467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

The exhibit index is located on pages 13-17

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
Additional Loans associated with insured mortgages issued or originated under or in connection with HUD insured programs cannot, under government regulations, be collateralized by a mortgage on the underlying property. These Additional Loans are typically collateralized by a security interest satisfactory to Berkshire
Mortgage Advisors Limited Partnership ("the Advisor"), but are neither insured nor guaranteed. Additional Loans associated with Fannie Mae insured mortgages are collateralized by a subordinated mortgage on the underlying property but are neither insured nor guaranteed. In addition, the participation features related to the participating mortgage are neither insured nor guaranteed. Under the
Additional Loans, the Trust receives semi-annual interest payments and may provide additional interest in the future while the participating mortgage provides the Trust participation in the net income and residual value, if any, of the underlying property.

The Trust also has investments in MBS collateralized by single-family and multi-family mortgage loans issued or originated by Fannie Mae, the Government
National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage
Corporation ("FHLMC"). Fannie Mae, GNMA and FHLMC guarantee the principal and interest of the Fannie Mae, GNMA and FHLMC MBS, respectively.

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

As of December 31, 2001, there were no personnel directly employed by the Trust.

ITEM 2.  PROPERTIES
------

None.

ITEM 3.  LEGAL PROCEEDINGS
------

There are no material pending legal proceedings to which the Trust, any director, officer or affiliate of the Trust is a party or to which would have a material effect on the Trust and there are no material pending legal proceedings which any of its investments are subject to.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------

Currently there is no established public trading market for the Shares.

The number of investors holding Shares as of December 31, 2001 was approximately
13,200.

The Trust has and intends to continue to declare and pay dividends on a quarterly basis. The Trustees established a dividend rate per Share per quarter of $.24 for 2000 and 2001. The Trustees expect to maintain that rate through May
2002.

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

                                   (Amounts in thousands, except for per Share amounts)

                                      2001        2000        1999       1998         1997
                                      ----        ----        ----       ----         ----

Total revenues                    $    25,330  $  16,978   $  19,613  $  21,630    $  21,291

Net income                        $    22,141  $  13,625   $  14,974  $  13,183    $  16,263

Net income per Share              $      1.21  $     .74   $     .82  $     .72    $     .89

Weighted average Shares
 outstanding                           18,371     18,371      18,371     18,371       18,371

Total assets at December 31       $   167,764  $ 215,521   $ 231,209  $ 267,410    $ 293,158

Average dividends per Share       $      3.74  $    1.62   $    2.73  $    2.12    $    1.25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS
------

Certain statements in this Management's Discussion and Analysis of Financial
Condition and Results of Operations and elsewhere in this report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal
Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Trust's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; the inability of the borrower to meet financial obligations on additional loans; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Advisor.

Liquidity and Capital Resources

At December 31, 2001 the Trust had liquidity consisting of cash and cash equivalents, of approximately $6.5 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The
Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

The Trust received participation interest based on cash flow generated by property operations from four of its investments during the twelve months ended
December 31, 2001. Sunset Summit paid $113,253, Martin's Landing paid $217,585, the Lakes paid $380,431 and the Seasons paid $129,872. In addition, the Trust received and recognized participation interest related to the payoffs of the
Seasons and Hunters Pointe PIMIs. During 2000, property operations at Oasis improved enough that the Trust was able to reverse its allowance for loan loss of $994,000 on this property.

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
Converting a multifamily property to condominium ownership is often a long process that requires resources and expertise in marketing, financing, legal matters and construction. Local and state agencies regulate the conversion of existing housing into condominium ownership, and there are various compliance regulations governing the process as well. On July 25, 2001, the borrower finalized an agreement with the Trust which will allow for the release of the participation features on the PIMI in the event that the first mortgage, the additional loan and any accrued but unpaid base interest on the Additional Loan are paid in full by September 1, 2002. In addition, the Trust required the owner to pay current and outstanding Additional Loan base interest as of March 1, 2001 of $512,500. In the event that the required payments are not received, the participation features will remain in force. As a result of the performance of the property, the Trust had initially established a valuation allowance of
$2,000,000 on the Additional Loan in 1998. The Trust has reflected the $512,500 received plus $50,000 previously received as a reduction in the principal balance of the Additional Loan and related impairment provision. Additionally, based upon improved market conditions and property operations, the Trust has further reduced the impairment provision by $937,500 to $500,000 in the fourth quarter of 2001.

Whether the operating performance of any of the properties mentioned above provide sufficient cash flow from operations to pay either the Additional Loan interest or participation income will depend on factors that the Trust has minimal control over. Should the properties be unable to generate sufficient cash flow to pay the Additional Loan interest, it would reduce the Trust's distributable cash flow and could affect the value of the Additional Loan collateral.

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

On February 13, 2002, the Trust received a prepayment of the Norumbega
Subordinated Promissory Note and the Norumbega Pointe Additional Loan note. The
Trust received $3,063,000 of Additional Loan principal, $302,877 of Shared
Appreciation Interest and $2,280,362 of preferred interest. The Trust received
$15,123,167 representing the principal proceeds on the first mortgage note on
February 25, 2002. The Trust intends to pay a special dividend of $1.14 per share from the proceeds of the Norumbega Pointe prepayment in the first quarter of 2002.

On July 23, 2001, the Trust received a prepayment of the Seasons Subordinated
Promissory Note and the Seasons Additional Loan. The Trust received $4,925,351 of the Additional Loan principal, $462,983 of surplus cash, $2,168,701 of preferred interest, $2,693,326 of contingent interest, $176,908 of unpaid Base
Interest on Additional Loan and $3,325,696 which represents the Trust's portion of the residual split. The Trust received $21,926,006 representing the principal proceeds on the first mortgage note on July 26, 2001. In addition, the Trust recognized $624,023 of Additional Loan interest that had been previously received and recorded in deferred income on additional loans. The Advisor paid a special dividend of $1.95 per share on August 17, 2001 from the proceeds of the
Seasons PIMI prepayment.

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

In November 1999, the Trust notified the borrower on the Falls at Hunters Pointe
PIMI that he was in default for non-payment of participating interest due to the
Trust based on 1997 and 1998 operating results. The borrower failed to cure the default. Consequently, the Trust elected to use a portion of the borrower's funds held in escrow to cure the 1997 portion of the default. The Borrower remained in default for 1998 and 1999 operating results. The Trust filed a complaint against the partners of the borrowing entity to collect the delinquent participation interest related to 1998 and 1999 operations along with late payment penalties and legal fees. In response to this action, the borrower on the PIMI put the property up for sale. During the first quarter of 2001, the
Trust received a payoff of the Falls at Hunters Pointe PIMI as a result of the sale of the property. The Trust received the outstanding balance on the insured mortgage of $12,347,267, the outstanding balance on the Additional Loan of
$650,000, Participating Income Interest on the Additional Loan of $496,207
(including all of the delinquent amounts), Preferred Interest on the Additional
Loan of $492,543, Participating Appreciation Interest under the subordinate loan agreement of $1,070,304 and late fees on the delinquent Participating Income
Interest of $11,021. In addition, the Trust recognized $196,710 of additional loan interest and $311,132 of Participating Income Interest that had been previously received and recorded in deferred income on additional loans. On
March 20, 2001, the Trust paid a special dividend of $.83 per share from the proceeds of the Falls at Hunters Pointe PIMI payoff.

In addition to the amounts received from the payoffs of the Seasons and Hunters
Pointe PIMIs, the Trust received both installments of Additional Loan interest due in 2001 from five of the PIMI investments. During 1999, the Advisor determined that the borrower on the Norumbega PIMI had paid Additional Loan interest from funds other than surplus cash, which resulted in overpayments during the previous three years. The overpayment was credited to the borrower when the loan was prepaid.

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

Critical Accounting Policies

The Trust's critical accounting policies relate primarily to revenue recognition related to the participation features of the Trust's PIM and PIMI investments as well as the recognition of deferred interest income on the Additional Loans. The
Trust's policies are as follows:

Basic interest is recognized based on the stated rate of the Department of
Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Fannie Mae MBS. The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is consummated. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the
Additional Loan. When the properties underlying the PIMIs generate sufficient cash flow to make the required Additional Loan interest payments and the
Additional Loan value is deemed collectible, the Trust recognizes income as earned and commences amortizing deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

The Trust also fully reserves the portion of any Additional Loan interest payment satisfied through the issuance of an operating loan and any associated interest due on such operating loan. The Trust will recognize the income related to the operating loan when the borrower repays amounts due under the operating loan.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

Assessment of Credit Risk

The Trust's investments in insured mortgages and MBS, are guaranteed or insured by Fannie Mae, FHLMC, GNMA and HUD, and therefore, the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

                                    Expected maturity dates ($ in thousands)

                    2002       2003       2004       2005        2006      Thereafter    Total       Fair Value
                                                                                          Face
                                                                                         Value

Interest-sensitive assets:

MBS              $   1,821   $    1,557  $   1,334  $   1,146  $    989   $    8,254   $  15,101     $   15,601
WAIR                  7.60%       7.60%      7.60%      7.60%     7.60%        7.60%       7.60%

PIMS                    422         455        491        529       570       34,823       37,290        37,978
WAIR                  7.05%       7.05%      7.05%      7.06%     7.06%        7.06%        7.06%

PIMIS
Insured Mortgages    16,301      1,257      1,361      1,472       1,593      63,641       85,625
86,664
WAIR                  6.71%       6.71%      6.71%      6.71%     6.71%        6.71%        6.83%

Additional Loans      6,963       4,864      2,290      4,600     -            -           18,717        17,655
WAIR                  7.00%       7.00%      7.00%      7.00%     0.00%        0.00%        7.04%
                 ----------  ----------  ---------  ---------  --------   ----------   ----------    ----------

Total Interest-
Sensitive Assets $   25,507  $    8,133  $   5,476  $   7,747  $  3,152   $  106,718   $  156,733    $  157,898
                 ==========  ==========  =========  =========  ========   ==========   ==========    ==========
Operations

The following relates to the operations of the Trust during the years ended
December 31, 2001, 2000, and 1999.

                                                     (amounts in thousands, except per Share amounts)
                                                                 Years Ended December 31,
                                                                 -------------------------
                                                              2001           2000             1999
                                                              ----           ----             ----
                                                          Per                       Per                        Per
                                            Amount       Share        Amount       Share        Amount         Share
                                            ------       -----        ------       -----        ------          -----
Interest on PIMs and PIMIs:
   Basic interest                         $  9,674     $   .52     $  11,260      $  .61       $  11,998       $   .66
   Additional Loan interest                  2,208         .12         1,784         .10           1,712           .09
   Participation interest                   11,873         .64         1,915         .11           1,592           .08
Interest income on MBS                       1,197         .07         1,455         .08           3,251           .18
Interest income - cash and cash equivalents    378         .02           564         .03           1,060           .06
Trust expenses                              (2,081)       (.11)       (2,215)       (.12)         (2,274)         (.12)
Amortization of prepaid fees and
    expenses                                (2,608)       (.14)       (2,132)       (.12)         (2,365)         (.13)
Reduction of provision for
    impaired Additional Loans                1,500         .09           994         .05           -              -
                                          --------     -------     ---------      ------       --------        -------
 Net Income                               $ 22,141     $  1.21     $  13,625      $  .74       $  14,974       $   .82
                                          ========     =======     =========      ======       =========       =======

Weighted Average
     Shares Outstanding                         18,371,477           18,371,477         18,371,477
                                               ===========           ==========         ==========

The Trust's net income increased in 2001 when compared to 2000 primarily due to increases in Additional Loan and participation interest on PIMs and PIMIs and decreases in asset management fees and the provision for impaired mortgage loan.
This was partially offset by a decrease in basic interest from PIMs and PIMIs and increases in amortization expense and general and administrative expenses.
Additional Loan and participation interest increased primarily due to the
Seasons payoff in July 2001 and the Falls at Hunters Pointe payoff in March
2001. Asset management fees decreased due to the decrease in the Trust's investments as a result of the payoffs mentioned above. The provision for impaired mortgage decreased due to the reduction of the impairment provision for the Windmill Lakes Additional Loan. The payoffs also caused basic interest from
PIMs and PIMIs to decrease and amortization expense to increase as the prepaid fees and expenses associated with these PIMIs were fully amortized. General and administrative expenses increased due to an increase in legal fees associated with the research related to the classification of income for REIT purposes.

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
------

             None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

Information as to the Trustees and Executive Officers of Krupp Government Income
Trust II is as follows:

                                Position with Krupp                        Date of             Term
   Name and Age                 Government Income Trust II                 Election            Expires
   ------------                 --------------------------                 --------            -------

   Douglas Krupp (55)           Chairman of Board of Trustees and Trustee  May, 1996           May, 2002
*  Charles N. Goldberg (60)     Trustee                                    April, 1991         May, 2002
*  J. Paul Finnegan (77)        Trustee                                    April, 1991         May, 2002
*  Stephen Puleo (67)           Trustee                                    February, 2001      May, 2002
   Robert A. Barrows (44)       Treasurer                                  August, 1995        N/A
   Scott D. Spelfogel (41)      Clerk                                      November, 1991      N/A
   MaryBeth Bloom (28)          Assistant Clerk                            November, 2000      N/A

* Independent Trustee

Douglas Krupp  co-founded and serves as Co-Chairman and Chief Executive  Officer of The  Berkshire  Group,  an  integrated  real estate  financial  services firm
engaged  in  real   estate   acquisitions,   property   management,   investment
sponsorship,  venture capital investing, mortgage banking, financial management, and ownership of two operating companies through private equity investments. Mr.
Krupp  has held the  position  of  Co-Chairman  since  The  Berkshire  Group was established  as The  Krupp  Companies  in 1969 and he has  served  as the  Chief
Executive  Officer  since  1992.  He is a graduate  of Bryant  College  where he received an honorary Doctor of Science in Business Administration in 1989.

Charles N.  Goldberg  is  currently a partner of Oppel,  Goldberg and Saenz,  LLC.
Prior  to that he was of  counsel  to the law  firm of  Broocks,  Baker and Lange,
L.L.P.,  a position he held from December of 1997 to May, 2000. Prior to joining
Broocks,  Baker and Lange,  L.L.P.,  Mr. Goldberg was a partner in the law firm of
Hirsch and  Westheimer  from March of 1996 to December of 1997.  Prior to Hirsch and
Westheimer, he was the Managing Partner of Goldberg Brown, Attorneys at Law from
1980 to March of 1996.  He received a B.B.A.  degree and a J.D.  degree from the
University of Texas. He is a member of the State Bar of Texas and is admitted to practice  before the U.S.  Court of Appeals,  Fifth  Circuit  and U.S.  District
Court,  Southern  District of Texas.  He currently  serves as a Trustee of Krupp
Government Income Trust and Krupp Government Income Trust II.

J. Paul Finnegan  retired as a partner of Coopers and Lybrand in 1987. Since then, he has been engaged in business as a consultant,  director and  arbitrator.  Mr.
Finnegan holds a B.A.  degree from Harvard  College,  a J.D.  degree from Boston
College  Law School and an ASA from  Bentley  College.  Mr.  Finnegan  currently serves as a Trustee of Krupp Government Income Trust and Krupp Government Income
Trust II and a director at Scituate Federal Savings Bank.

Stephen Puleo is currently engaged in business as a consultant and director.  He retired as a director  of Coopers and Lybrand,  an  international  accounting  and consulting  firm  where he worked  from 1995 to 1997  primarily  servicing  real estate  industry  clients.  From 1993 to 1994,  Mr. Puleo was a tax director for
Deloitte and Touche.  From 1984 to 1993, Mr. Puleo held the positions of Executive
Vice  President and Chief  Financial  Officer of a predecessor  to The Berkshire
Group.  Prior to that,  Mr. Puleo was the  Chairman of the National  Real Estate
Industry  Group of  Coopers and Lybrand  where he  provided  various  real  estate services and was a senior tax partner in charge of the Northeast Region. He is a graduate of McNeese  State  University  and attended the  Executive  Development
Program at the Tuck School of Business at Dartmouth  College.  He is a Certified
Public  Accountant and currently  serves as director of Simpson  Housing Limited
Partnership  of  Denver,  Colorado.  He  currently  serves as a Trustee of Krupp
Government Income Trust and Krupp Government Income Trust II.

Robert A. Barrows is the Treasurer of the Trust and is Senior Vice President and
Chief  Financial  Officer of Berkshire  Mortgage  Finance.  Mr. Barrows has held several  positions  within The Berkshire Group since joining the company in 1983 and is currently  responsible for accounting,  financial  reporting and treasury functions for Berkshire Mortgage Finance.  Prior to joining The Berkshire Group, he was an audit supervisor for Coopers and Lybrand L.L.P. in Boston. He received a
B.S. degree from Boston College and is a Certified Public Accountant.

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

George Krupp (age 57) is the Co-Founder and Co-Chairman of The Berkshire Group,
an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of two operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp
Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish
High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a
Master's Degree in History from Brown University. Douglas and George Krupp are brothers.

Peter F. Donovan (age 48) is Chief Executive Officer of Berkshire Mortgage
Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire
Mortgage Finance is the 10th largest in the United States based on servicing and asset management of a $14.1 billion loan portfolio. Previously he served as
President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice
President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was
Second Vice President, Real Estate Finance for Continental Illinois National
Bank and Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an
M.B.A. degree from Northwestern University. Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

Ronald Halpern (age 60) is President and Chief Operating Officer of Berkshire
Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company.
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

Carol J.C.  Mills  (age 52) is Senior  Vice  President  for Loan  Management  of
Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan
Servicing and Asset  Management  functions of Berkshire  Mortgage  Finance.  She manages the  estimated  $14.1  billion  portfolio  of loans.  Ms.  Mills  joined
Berkshire  in December  1997 as Vice  President  and was promoted to Senior Vice
President in January 1999.  From January 1989 through  November  1997, Ms. Mills was  Vice  President  of  First  Winthrop  Corporation  and  Winthrop  Financial
Associates,  in Cambridge, MA. Ms. Mills earned a B.A. degree from Mount Holyoke
College and a Master of Architecture degree from Harvard  University.  Ms. Mills is a member of the Real Estate  Finance  Association,  New England Women in Real
Estate, the Mortgage Bankers  Association and the Servicing Advisory Council for
Freddie Mac.

ITEM 11.  EXECUTIVE COMPENSATION
-------

Except for the Independent Trustees as described below, the Trustees and
Officers of the Trust have not been and will not be compensated by the Trust for their services. However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

Compensation of Trustees

The Trust paid each of the Independent Trustees (Charles N. Goldberg, J. Paul
Finnegan and Stephen Puleo) a fee of $25,000 in 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

As of January 8, 2002, no person owned of record or was known by the Advisor to own beneficially more than 5% of the Trust's 18,371,477 outstanding Shares. The only Shares held by the Advisor or any of its affiliates consist of the original
10,000 Shares held by the Advisor.

Class of               Name of Beneficial               Amount and Nature of                 Percent
 Stock                        Owner                     Beneficial Interest                  of Class

Shares of              Douglas Krupp
Beneficial             One Beacon Street
Interest               Boston, MA  02108                10,000 Shares**                       ***

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

  *** The amount owned does not exceed one percent of the shares of beneficial interest of the Trust outstanding as of January 8, 2002.

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

(b)  Reports on Form 8-K

     The Trust did not file any reports on Form 8-K during the quarter ended
December 31, 2001.

(c)  Exhibits:

     Number and Description
     Under Regulation S-K

     The following reflects all applicable Exhibits required under Item 601 of
Regulation S-K:

      (4)               Instruments defining the rights of security holders including indentures:
                        ------------------------------------------------------------------------

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

         (10.5)         Subordinate  Multifamily  Mortgage dated December 21,
                        1992 between Mequon Trails Townhomes Limited
                        Partnership and Krupp  Government  Income Trust II.
                        [Exhibit 10.5 to  Registrant's  report on Form 10-K for
                        the year ended  December 31, 1995 (File No. 0-20164)].*

         (10.6)         Subordination  Agreement dated December 21, 1992 between
                        Krupp Mortgage Company L.P.,  Krupp Government  Income
                        Trust II and Mequon Trails Townhomes  Limited
                        Partnership.  [Exhibit 10.6 to Registrant's  report on
                        Form 10-K for the year ended December 31, 1995
                        (File No. 0-20164)].*

                        Martin's Landing

         (10.7)         Subordinated Loan Agreement, dated November 9, 1993,
                        between TRC Realty Incorporated - ML, ML Associates
                        Limited Partnership ("Borrower") and Krupp Government
                        Income Trust II ("Holder") [Exhibit 10.9 to Registrant's
                        annual report on Form 10-K for fiscal year ended
                        December 31, 1993 (File No. 0-20164)].*

         (10.8)         Subordination  Agreement dated November 9, 1993 between
                        ML Associates,  L.P., and Krupp Government Income Trust
                        II.  [Exhibit  10.22 to  Registrant's  report on Form
                        10-K for the year  ended  December  31,  1995  (File No.
                        0-20164)].*

         (10.9)         Assignment of Subordination Agreement dated November 9,
                        1993 from Berkshire Mortgage Finance Limited Partnership
                        to the Federal National Mortgage Association by and
                        between ML Associates, L.P., Berkshire Mortgage Finance
                        Limited Partnership and Krupp Government Income Trust
                        II. [Exhibit 10.23 to Registrant's report on Form 10-K
                        for the year ended December 31, 1995 (File No.
                        0-20164)].*

         (10.10)        Supplement to Prospectus dated December 1, 1993 for
                        Federal National Mortgage Association pool number MX -
                        073029. [Exhibit 10.24 to Registrant's report on Form
                        10-K for the year ended December 31, 1995 (File No.
                        0-20164)].*

                        Crossings Village

         (10.11)        Subordinated Loan Agreement, dated September 28, 1993
                        between Crossings Village Westlake Associates
                        ("Borrower") and Krupp Government Income Trust II
                        ("Holder")[Exhibit 10.10 to Registrant's annual report
                        on Form 10-K for fiscal year ended December 31, 1993
                        (File No. 0-20164)].*

         (10.12)        Subordinated Note dated September 28, 1993 between
                        Crossings Village Westlake Associates and Krupp
                        Government Income Trust II [Exhibit 10.16 to
                        Registrant's report on Form 10-K for the year ended
                        December 31, 1994 (File No. 0-20164)].*

         (10.13)        Subordination  Agreement  dated  September  28, 1993
                        between Washington Capital DUS Inc., Crossings  Village
                        Westlake  Associates and Krupp Government  Income Trust
                        II. [Exhibit 10.27 to Registrant's  report on Form 10-K
                        for the year ended December 31, 1995
                        (File No. 0-20164)].*

                        Sunset Summit

         (10.14)        Subordinated Loan Agreement dated November 24, 1993
                        between Sunset Summit Limited Partnership and Krupp
                        Government Income Trust II [Exhibit 10.21 to
                        Registrant's report on Form 10-K for the year ended
                        December 31, 1994 (File No. 0-20164)].*

         (10.15)        Subordinated Note dated November 24, 1993 between Sunset
                        Summit Limited Partnership and Krupp Government Income
                        Trust II [Exhibit 10.22 to Registrant's report on Form
                        10-K for the year ended December 31, 1994 (File No.
                        0-20164)].*

         (10.16)        Subordination Agreement dated November 24, 1993 between
                        BMFLP, Sunset Summit Limited Partnership and Krupp
                        Government Income Trust II [Exhibit 10.23 to
                        Registrant's report on Form 10-K for the year ended
                        December 31, 1994 (File No. 0-20164)].*

         (10.17)        Assignment of Subordination Agreement dated November 24,
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
                        Mortgage Finance Limited Partnership and Krupp
                        Government Income Trust II [Exhibit 10.24 to
                        Registrant's report on Form 10-K for the year ended
                        December 31, 1994 (File No. 0-20164)].*

         (10.18)        Subordinate Multifamily Mortgage Agreement dated
                        November 24, 1993 between Sunset Summit Limited
                        Partnership and Krupp Government Income Trust II
                        [Exhibit 10.25 to Registrant's report on Form 10-K for
                        the year ended December 31, 1994 (File No. 0-20164)].*

         (10.19)        Supplement to Prospectus dated January 1, 1994 for
                        Federal National Mortgage Association pool number MX -
                        073030 [Exhibit 10.26 to Registrant's report on Form
                        10-K for the year ended December 31, 1994 (File No.
                        0-20164)].*

                        Oasis at Springtree

         (10.20)        Subordinate  Note dated June 16, 1994 between Oasis at
                        Springtree,  Inc. and Krupp  Government  Income Trust II
                        [Exhibit 10.33 to Registrant's report on Form 10-K for
                        the year ended December 31, 1994 (File No. 0-20164)].*

         (10.21)        Subordinated  Loan Agreement dated August 11, 1994
                        between Joseph Kodsi and Albert Kodsi,  Oasis at
                        Springtree, Inc., and Krupp Government Income Trust II.
                        [Exhibit 10.48 to  Registrant's  report on Form 10-K for
                        the year ended December 31, 1995 (File No. 0-20164)].*

         (10.22)        Subordination Agreement dated August 11, 1994 between
                        Berkshire Mortgage Finance Limited Partnership, Oasis at
                        Springtree,  Inc. and Krupp Government Income Trust II.
                        [Exhibit 10.49 to Registrant's  report on Form 10-K for
                        the year ended December 31, 1995 (File. No 0-20164)].*

         (10.23)        Assignment of Subordination Agreement dated August 11,
                        1994 for Berkshire Mortgage Finance Limited Partnership
                        with Federal National Mortgage Association by and
                        between Oasis at Springtree, Inc., Berkshire Mortgage
                        Finance Limited Partnership and Krupp Government Income
                        Trust II. [Exhibit 10.50 to Registrant's report on Form
                        10-K for the year ended December 31, 1995 (File No.
                        0-20164)].*

         (10.24)        Subordinated  Multifamily  Mortgage  Assignment of Rents
                        and Security  Agreement  dated August 11, 1994 between
                        Oasis at Springtree,  Inc. and Krupp Government Income
                        Trust II. [Exhibit 10.51 to Registrant's  report on Form
                        10-K for the year ended December 31, 1995
                        (File No. 0-20164)].*

         (10.25)        Supplement to Prospectus dated January 1, 1994 for
                        Federal National Mortgage Association pool number MX -
                        073043. [Exhibit 10.52 to Registrant's report on Form
                        10-K for the year ended December 31, 1995 (File No.
                        0-20164)].*

                        The Willows

         (10.26)        Supplement to Prospectus dated January 1, 1994 for
                        Federal National Mortgage Association pool number MX -
                        073057 [Exhibit 10.42 to Registrant's report on Form
                        10-K for the year ended December 31, 1994 (File No.
                        0-20164)].*

                        Windmill Lakes

         (10.27)        Subordinated  Loan Agreement  dated February 3, 1995
                        between Robert B. Kramer and Rose Berger, Windmill Lakes,
                        Inc., and Krupp  Government  Income Trust II
                        [Exhibit 10.1 to Registrant's  report on Form 10-Q for
                        the quarter ended September 30, 1995
                        (File No. 0-20164)].*

         (10.28)        Subordinate Note dated February 3, 1995 between Windmill
                        Lakes, Inc., and Krupp Government Income Trust II
                        [Exhibit 10.2 to Registrant's report on Form 10-Q for
                        the quarter ended September 30, 1995 (File No.
                        0-20164)].*

         (10.29)        Subordinate  Multifamily  Mortgage  Agreement dated
                        February 3, 1995 between  Windmill  Lakes,  Inc., and
                        Krupp Government  Income Trust II [Exhibit 10.3 to
                        Registrant's  report on Form 10-Q for the quarter ended
                        September 30, 1995 (File No. 0-20164)].*

         (10.30)        Subordination Agreement dated February 3, 1995 by and
                        among Green Park Financial Limited Partnership, Krupp
                        Government Income Trust II and Windmill Lakes, Inc.
                        [Exhibit 10.4 to Registrant's report on Form 10-Q for
                        the quarter ended September 30, 1995 (File No.
                        0-20164)].*

                        The Lakes

         (10.31)        Subordinated  Loan Agreement dated June 29, 1995,
                        between Lake Associates,  L. P. and Krupp Government
                        Income Trust II [Exhibit 10.5 to  Registrant's  report
                        on Form 10-Q for the quarter ended September 30, 1995
                        (File No. 0-20164)].*

         (10.32)        Subordinate  Note dated June 29, 1995,  between Lake
                        Associates,  L. P. and Krupp Government Income Trust II
                        [Exhibit  10.6 to  Registrant's  report  on Form  10-Q
                        for the  quarter  ended  September  30,  1995
                        (File No. 0-20164)].*

         (10.33)        Subordinate  Multifamily Mortgage to Secure Debt
                        Agreement dated June 29, 1995, between Lake Associates,
                        L. P. and Krupp  Government  Income Trust II [Exhibit
                        10.7 to Registrant's  report on Form 10-Q for the
                        quarter ended September 30, 1995 (File No. 0-20164)].*

         (10.34)        Subordination  Agreement dated June 29, 1995,  between
                        Berkshire Mortgage Finance Limited  Partnership,  Lake
                        Associates,  L. P. and Krupp Government Income Trust II
                        [Exhibit 10.8 to Registrant's  report on Form 10-Q for
                        the quarter ended September 30, 1995
                       (File No. 0-20164)].*

         (10.35)        Assignment of Subordination Agreement dated June 29,
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

         (10.36)        Supplement to Prospectus dated November 1, 1994 for
                        Federal National Mortgage Association pool number MX -
                        073149 [Exhibit 10.10 to Registrant's report on Form
                        10-Q for the quarter ended September 30, 1995 (File No.
                        0-20164)].*
                        The Fountains

         (10.37)        Subordinated Promissory Note dated April 24, 1995
                        between CSM Fountains Limited Partnership and Krupp
                        Government Income Trust II [Exhibit 10.11 to
                        Registrant's report on Form 10-Q for the quarter ended
                        September 30, 1995 (File No. 0-20164)].*

         (10.38)        Agreement Re:  Subordinated Note dated April 24, 1995
                        between Berkshire Mortgage Finance  Corporation and Krupp
                        Government  Income Trust II [Exhibit 10.12 to Registrant's
                        report on Form 10-Q for the quarter ended September
                        30, 1995 (File No. 0-20164)].*

         (10.39)        Subordinated Multifamily Mortgage Assignment of Rents
                        and Security Agreement dated April 24, 1995 between CSM
                        Fountains Limited Partnership and Krupp Government
                        Income Trust II [Exhibit 10.13 to Registrant's report on
                        Form 10-Q for the quarter ended September 30, 1995 (File
                        No. 0-20164)].*

                        Rivergreens Apartments

         (10.40)        Mortgage Note dated August 19, 1993 between Rivergreens
                        Associates II Limited  Partnership and Krupp Mortgage
                        Company Limited  Partnership.  [Exhibit 10.98 to
                        Registrant's  report on Form 10-K for the year ended
                        December 31, 1995 (File No. 0-20164)].*

         (10.41)        Subordinated  Promissory Note, dated August 19, 1993,
                        between Rivergreens Associates II Limited Partnership
                        and Krupp Government Income Trust.
                        [Exhibit 10.99 to Registrant's  report on Form 10-K for
                        the year ended December 31, 1995 (File No. 0-20164)].*

         (10.42)        Subordinated Multifamily Deed of Trust, Assignment of
                        Rents and Security Agreement dated August 19, 1993
                        between Rivergreens Associates II Limited Partnership
                        and Krupp Government Income Trust II. [Exhibit 10.100 to
                        Registrant's report on Form 10-K for the year ended
                        December 31, 1995 (File No. 0-20164)].*

                        Mill Pond II Apartments

         (10.43)        Mortgage  Note dated July 26, 1994 for Mill Pond II
                        Limited Partnership and Krupp Mortgage Company Limited
                        Partnership.  [Exhibit  10.101 to  Registrant's  report
                        on Form 10-K for the year ended December 31, 1995
                        (File No. 0-20164)].*

         (10.44)        Multifamily Subordinated Mortgage, Assignment of Rents
                        and Security Agreement dated July 26, 1994 between Mill
                        Pond II Limited Partnership and Krupp Government Income
                        Trust II. [Exhibit 10.102 to Registrant's report on Form
                        10-K for the year ended December 31, 1995 (File No.
                        0-20164)].*

         (10.45)        Subordinated  Promissory  Note,  dated  July 26,  1994,
                        between  Mill Pond II  Limited  Partnership  and Krupp
                        Government  Income Trust. [Exhibit 10.103 to Registrant's
                        report on Form 10-K for the year ended December 31,
                        1995 (File No. 0-20164)].*

         (10.46)        Agreement re Subordinated Note dated July 26, 1994,
                        between Berkshire  Mortgage Finance  Corporation and
                        Krupp Government  Income Trust.
                        [Exhibit 10.104 to Registrant's  report on Form 10-K for
                        the year ended December 31, 1995 (File No. 0-20164)].*

         * Incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March,
2002.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of March, 2002.

Signatures                                        Title(s)

 /s/ Douglas Krupp                                Chairman of Board of Trustees and a
----------------------------
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

 /s/ Charles N. Goldberg                          Trustee of Krupp Government Income Trust II
----------------------------
Charles N. Goldberg

 /s/ J. Paul Finnegan                             Trustee of Krupp Government Income Trust II
--------------------------------
J. Paul Finnegan

 /s/ Stephen Puleo                                Trustee of Krupp Government Income Trust II
--------------------------------
Stephen Puleo

                                                     APPENDIX A

                                          KRUPP GOVERNMENT INCOME TRUST II

                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                 ITEM 8 of FORM 10-K

                               ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                                        For the Year Ended December 31, 2001

                                          KRUPP GOVERNMENT INCOME TRUST II

                                INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants                                                                               F-3

Balance Sheets at December 31, 2001 and 2000                                                                    F-4

Statements of Income and Comprehensive Income for the Years Ended December 31, 2001, 2000
 and 1999                                                                                                       F-5

Statements of Changes in Shareholders' Equity for the Years
 Ended December 31, 2001, 2000 and 1999                                                                         F-6

Statements of Cash Flows for the Years Ended December 31, 2001,
 2000 and 1999                                                                                                  F-7

Notes to Financial Statements                                                                            F-8 - F-20

Schedule II - Valuation and Qualifying Accounts                                                                F-21

Supplementary Data - Selected Quarterly Financial Data (Unaudited)                                             F-22

All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of
Krupp Government Income Trust II:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp
Government Income Trust II (the "Trust") at December 31, 2001 and 2000, and the
results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 14, 2002

                                          KRUPP GOVERNMENT INCOME TRUST II

                                                   BALANCE SHEETS

                                             December 31, 2001 and 2000

                                                       ASSETS

                                                                           2001                   2000
                                                                           ----                   ----

Participating Insured Mortgage Investments
 ("PIMIs")(Notes B, C and I)
    Insured mortgages                                                   $ 85,625,185           $121,208,064
    Additional loans, net of impairment provision of $500,000
     and $2,000,000, respectively                                         17,654,500             22,292,351
Participating Insured Mortgages ("PIMs")
    (Notes B, D and I)                                                    37,239,922             37,631,330
Mortgage-Backed Securities ("MBS")
    (Notes B, E and I)                                                    15,600,964             19,124,031
                                                                       -------------          -------------

           Total mortgage investments                                    156,120,571            200,255,776

Cash and cash equivalents (Notes B and I)                                  6,453,663              7,089,453
Interest receivable and other assets                                       1,174,106              1,552,568
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $7,964,938 and
 $8,957,065, respectively (Note B)                                         2,913,250              4,838,771
Prepaid participation servicing fees, net of
 accumulated amortization of $2,420,697 and
 $2,711,086, respectively (Note B)                                         1,102,473              1,784,633
                                                                     ---------------         --------------

           Total assets                                                $ 167,764,063           $215,521,201
                                                                       =============           =============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note B)                          $    1,242,282         $    2,503,604
Other liabilities                                                             25,985                 53,273
                                                                   -----------------        ---------------

           Total liabilities                                               1,268,267              2,656,877
                                                                      --------------          -------------

Shareholders' equity (Notes A, F and J)
    Common stock, no par value; 25,000,000
      Shares authorized; 18,371,477 Shares
      issued and outstanding                                             166,214,677            212,783,023

    Accumulated comprehensive income
      (Notes B and E)                                                        281,119                 81,301
                                                                     ---------------        --------------- -

                   Total Shareholders' equity                            166,495,796            212,864,324
                                                                       -------------           ------------

             Total liabilities and Shareholders' equity                 $167,764,063           $215,521,201
                                                                        ============           =============

                     The accompanying notes are an integral
                        part of the financial statements.

                                          KRUPP GOVERNMENT INCOME TRUST II

                                    STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                For the Years Ended December 31, 2001, 2000 and 1999

                                                                 2001                 2000              1999
                                                           ----------------     ----------------  -----------------
Revenues:
    Interest income - PIMs and PIMIs:
      Basic interest                                       $  9,673,656         $ 11,259,617      $ 11,998,012
      Additional Loan interest                                2,207,942            1,783,933         1,712,260
      Participation interest                                 11,873,054            1,915,557         1,591,932
    Interest income - MBS                                     1,197,120            1,455,367         3,251,078
    Interest income - cash and cash equivalents                 378,045              563,723         1,059,900
                                                           ------------         ------------      ------------

         Total revenues                                      25,329,817           16,978,197        19,613,182
                                                           ------------         ------------      -------------

Expenses:
    Asset management fee to an affiliate (Note G)             1,309,430            1,529,418         1,718,942
    Expense reimbursements to affiliates (Note G)               267,554              300,348           276,901
    Amortization of prepaid fees and expenses (Note B)        2,607,681            2,131,748         2,365,254
    General and administrative (Note G)                         504,174              385,879           277,747
    Reduction of provision for impaired additional
      loan (Notes B and C)                                   (1,500,000)            (994,000)           -
                                                           ------------         ------------      ------------

         Total expenses                                       3,188,839            3,353,393         4,638,844
                                                           ------------         ------------      ------------  -

Net income (Notes B and H)                                   22,140,978           13,624,804        14,974,338

Other comprehensive income:

    Net change in unrealized
       gain (loss) on MBS                                       199,818              635,251        (1,101,186)
                                                           ------------         ------------      ------------

Total comprehensive income                                 $ 22,340,796         $ 14,260,055      $ 13,873,152
                                                           ============         ============      ============

Basic earnings per Share                                   $       1.21         $        .74      $        .82
                                                           ============         ============      ============

Weighted average Shares
    outstanding                                              18,371,477           18,371,477        18,371,477
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

                                               KRUPP GOVERNMENT INCOME TRUST II

                                         STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                     For the Years Ended December 31, 2001, 2000 and 1999

                                                                                Accumulated              Total
                                                                 Retained     Comprehensive          Shareholders'
                                        Common Stock             Earnings      Income (Loss)             Equity
                                        ------------          -------------   ----------------     --------------------

Balance at December 31, 1998            $  264,099,856        $    -            $    547,236         $ 264,647,092

Dividends                                  (35,179,844)        (14,974,338)           -                (50,154,182)

Net income                                    -                 14,974,338             -                14,974,338

Change in unrealized loss on MBS              -                     -               (1,101,186)         (1,101,186)
                                        --------------        -------------   -----------------    ----------------

Balance at December 31, 1999               228,920,012               -                (553,950)        228,366,062

Dividends                                  (16,136,989)        (13,624,804)             -              (29,761,793)

Net income                                    -                 13,624,804              -               13,624,804

Change in unrealized gain on MBS               -                    -                  635,251             635,251
                                        --------------        -------------   ----------------     ---------------

Balance at December 31, 2000               212,783,023              -                   81,301         212,864,324

Dividends                                  (46,568,346)        (22,140,978)             -              (68,709,324)

Net income                                      -               22,140,978              -               22,140,978

Change in unrealized gain on MBS                -                    -                 199,818             199,818
                                        --------------        --------------  ----------------     ----------------

Balance at December 31, 2001            $  166,214,677        $      -        $        281,119     $   166,495,796
                                        ==============        =============   ================     ===============

Shares issued and outstanding for each of the three years in the period ended December 31, are 18,371,477.

                                       The accompanying notes are an integral
                                          part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                      2001                  2000                   1999
                                                                      ----                  ----                   ----

Operating activities:
  Net income                                                    $   22,140,978         $   13,624,804         $    14,974,338
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Amortization of net premium                                       75,585                 58,017                 173,055
      Amortization of prepaid fees and expenses                      2,607,681              2,131,748               2,365,254
      Reduction of provision for impaired additional loans          (1,500,000)              (994,000)                 -
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets              378,462                 76,981                  53,333
              Decrease in deferred income on Additional Loans       (1,261,322)              (189,372)                (26,367)
         (Decrease) increase in other liabilities                     (127,288)                 3,248                 106,462
                                                                --------------         --------------         ---------------

   Net cash provided by operating activities                        22,314,096             14,711,426              17,646,075
                                                                --------------         --------------         ----------------

Investing activities:
  Principal collections on MBS                                       3,647,045              2,580,441              19,432,484
  Principal collections on Additional Loans                          6,137,851                  -                   2,000,000
  Principal collections on PIMs and Insured Mortgages               35,974,542             10,905,706               1,718,718
                                                                --------------         --------------         ----------------

   Net cash provided by investing activities                        45,759,438             13,486,147              23,151,202
                                                                --------------         --------------         ----------------

Financing activity:
  Dividends                                                        (68,709,324)           (29,761,793)            (50,154,182)
                                                                --------------         --------------         --------------- -

Net decrease in cash and cash equivalents                             (635,790)            (1,564,220)             (9,356,905)

Cash and cash equivalents, beginning of period                       7,089,453              8,653,673              18,010,578
                                                                --------------         --------------         ----------------

Cash and cash equivalents, end of period                        $    6,453,663         $    7,089,453         $     8,653,673
                                                                ==============         ==============         ================

Non cash activities:
 Increase (decrease) in Fair Value of MBS                       $      199,818         $      635,251         $    (1,101,186)
                                                                ==============         ==============         =============== =

                   The accompanying notes are an integral part
                          of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS
                                  -------------

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

        Basis of Presentation

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

        MBS

        The Trust, in accordance with the Financial Accounting Standards Board's
        Statement No. 115, "Accounting for Certain Investments in Debt and
        Equity Securities" ("FAS 115"), classifies its MBS portfolio as available-for-sale. The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of
        Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

        Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Fannie Mae MBS. The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is consummated. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMIs generate sufficient cash flow to make the required Additional Loan interest payments and the Additional
        Loan value is deemed collectible, the Trust recognizes income as earned and commences amortizing deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.
                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, continued
                               ------------------

B.      Significant Accounting Policies, Continued

        PIMs and PIMIs, continued

        The Trust also fully reserves the portion of any Additional Loan interest payment satisfied through the issuance of an operating loan and any associated interest due on such operating loan. The Trust will recognize the income related to the operating loan when the borrower repays amounts due under the operating loan.

        Impaired Mortgage Loans

        Impaired loans are those loans which the Advisor believes that the collection of all amounts due in accordance with the contractual terms of the loan agreement are not likely. Impaired loans are measured based on the fair value of the underlying collateral. Interest received on impaired loans is generally applied against the loan principal.

        Cash Equivalents

        The Trust includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Trust invests its cash primarily in agency paper, and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

        Prepaid Fees and Expenses

        Prepaid fees and expenses represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs and PIMIs. The Trust amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the estimated life of the underlying mortgage. The prepaid participation servicing fees are amortized using a method that approximates the effective interest method over a ten-year period beginning at final endorsement of the loan if a HUD-insured loan and at closing if a Fannie Mae loan.

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

        Estimates and Assumptions

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Significant estimates include the net carrying value of Additional Loans and the unrealized gain on
        MBS investments. Actual results could differ from those estimates.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, continued
                               ------------------

C.      PIMIs

        The Trust had investments in seven PIMIs at December 31, 2001 and nine at December 31, 2000 that provide the permanent financing for multi-family housing. Each PIMI consists of either a Fannie Mae MBS or a sole participation interest in a HUD-insured first mortgage loan originated under the FHA lending program (collectively, the "insured mortgages") and an "Additional Loan" made to the borrower or the owners of the borrower to provide additional funds for the construction or permanent financing of the property. The FHA first mortgage loan and the first mortgage underlying the Fannie Mae MBS provide the borrower with a below market interest rate loan, and in return, the Trust receives a percentage of the cash generated from the property operations
        ("Participating Income Interest") and a percentage of any appreciation thereafter ("Participating Appreciation Interest") (collectively the
        "participation interest").

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

        The FHA PIMIs also require the payment of Preferred Interest at a stated
        interest rate from the date of final endorsement to the date of calculation on the original outstanding balance of the insured mortgage plus the Additional Loan and any other funds advanced by the Trust to the borrower or owners of the borrowing entity (reduced by principal payments received) less: (i) interest payments paid to the Trust under the insured mortgage, (ii) Participating Income Interest, and (iii)
        Additional Loan interest payments made under the Additional Loan including amounts foregone by the Trust.

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

        On July 25, 2001, the Trust finalized an agreement with the owner of the
        Windmill Lakes property which will allow for the release of the participation features on the PIMI in the event that the first mortgage, the Additional Loan and any accrued but unpaid base interest on the
        Additional Loan are repaid by September 1, 2002. In addition, the Trust required the owner to pay current and outstanding Additional Loan base interest as of March 1, 2001 of $512,500. In the event that the required payments are not received by September 1, 2002, the participation features will remain in force. As a result of the performance of the property, the Trust had initially established a valuation allowance of
        $2,000,000 on the Additional Loan in 1998. The Trust has reflected the
        $512,500 received plus $50,000 previously received as a reduction in the principal balance of the Additional Loan and related impairment provision. Additionally, based upon improved market conditions and property operations, the Trust has further reduced the impairment provision by $937,500 to $500,000 at December 31, 2001.

        On July 23, 2001, the Trust received a prepayment of the Seasons
        Subordinated Promissory Note and the Seasons Additional Loan. The Trust
        received $4,925,351 of the Additional Loan principal, $462,983 of surplus cash, $2,168,701 of Preferred Interest, $2,693,326 of contingent interest, $176,908 of Base Interest on Additional Loan and $3,325,696
        which represents the Trust's portion of the residual split. The Trust received $21,926,006 representing the principal proceeds on the first mortgage note on July 26, 2001. In addition, the Trust recognized
        $624,023 of Additional Loan interest that had been previously received and recorded in deferred income on additional loans. The Advisor paid a special dividend of $1.95 per share on August 17, 2001 from the proceeds of the Seasons PIMI prepayment.

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

        At December 31, 2001 and 2000 there are no insured mortgage loans within the Trust's portfolio that are delinquent as to principal or interest.

        The Trust's investments in PIMIs consists of the following at December 31, 2001 and 2000:

                                                Approximate
   Insured                        Loan            Monthly      Interest    Maturity     Balance Outstanding at December 31,
  Mortgages                      Amount           Payments       Rate        Date             2001             2000
  ---------                      ------       --------------   --------   -----------         ----              ----

FHA
The Seasons                   $ 23,224,649    $       -             -           -          $     -        $ 22,054,045

Hunters Pointe                  12,789,100            -             -           -                -          12,362,037

Norumbega Point                 15,598,500           101,100      7.375%     02/01/36         15,139,275    15,231,817

FNMA (a)
----
Crossings Village               12,907,334            82,500       6.75%     10/01/08         11,722,936   11,913,997

Martin's Landing                11,200,000            69,600       6.50%     12/01/08         10,153,225   10,322,038

Sunset Summit                   10,192,801            63,400       6.50%     10/01/08          9,246,686    9,400,427

Oasis                           12,401,673            79,100       6.75%     07/01/09         11,432,503   11,603,141

Windmill Lakes                  11,600,000            74,600       6.825%    03/01/10         10,767,647   10,920,913

The Lakes                       18,387,653           118,000       6.825%    07/01/10         17,162,913   17,399,649
                          ----------------    --------------                               -------------   -----------

                          $    128,301,710    $      588,300                                  85,625,185  $21,208,064
                          ================    ==============                               =============  ============
                                                                                                  (d)

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, continued

                               ------------------

C.         PIMIs, Continued
                                                                                             Base       Preferred
                                                                              Maturity      Interest     Interest
        Additional Loans                         2001              2000          Date        Rate         Rate
        ----------------                         ----              ----          ----        ----         ----
        The Seasons                        $     -            $   4,925,351      -            -             -
        Hunters Pointe                           -                  650,000      -            -             -
        Norumbega Pointe                       3,063,000         3,063,000      07/02/06      7%           10%
        Crossings Village                      2,584,000         2,584,000      10/01/08      7%            9%
        Martin's Landing                       2,280,000          2,280,000     12/01/08      7%           12%
        Sunset Summit                          1,900,000          1,900,000     12/01/08      7%            9%(b)
        Oasis                                  2,290,000          2,290,000     09/01/09      7%         9.25%
        Windmill Lakes (c):
            Due Contractually                  2,000,000         2,000,000      03/01/10     7.5%         9.5%
            Interest applied                    (562,500)           -
                                           -------------      -------------
            Carrying Value                     1,437,500          2,000,000
        The Lakes                              4,600,000          4,600,000     07/01/10      7%            9%
                                           -------------      -------------

                                           $  18,154,500      $  24,292,351
                                           =============      =============
                                                 (e)
        (a)    Monthly principal and interest payments are based on a 30-year  amortization.  The unpaid principal balances
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

        (b)    The Trust will receive its Additional Loan Interest and its GIT
               Contingent Interest on Investment (as defined in the Subordinate
               Loan Agreement) from net revenue up to the 9% Preferred Interest
               Rate and, thereafter is entitled to 25% of net revenue.

        (c)    The Trust finalized an agreement on July 25, 2001 with the owner which will allow for the release of the participation features in the event that the first mortgage, the Additional Loan and any accrued but unpaid interest on the Additional Loan are all paid off by September 1, 2002. In the event that the required payments are not received, the participation features will remain in force.

        (d)    The aggregate cost for federal income tax purposes is $85,625,185.

        (e)    The aggregate cost for federal income tax purposes is $18,717,000.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, continued
                               ------------------

C.      PIMIs, Continued

        Impaired Additional Loans

        On December 31, 1998, as a result of continued deterioration in property operations, the Advisor of the Trust determined that the Windmill Lakes
        Additional Loan was impaired. As a result, a valuation allowance of
        $2,000,000 was established to adjust the carrying amount of the loan to the estimated fair market value of the collateral less anticipated costs of sale. On July 25, 2001, the Trust received $512,500 in accrued but unpaid base interest. The Trust reflected the $512,500 received plus
        $50,000 previously received as a reduction in the principal balance of the Additional Loan and related impairment provision. During the fourth quarter of 2001, based on improved market conditions and property operations, the Trust reduced the impairment provision by an additional
        $937,500 to $500,000. The Trust did not receive interest income on the
        Windmill Lakes Additional Loan during 2000 or 1999 and has not recognized any interest income during 2001, 2000 or 1999.

        On December 31, 1998, as a result of continued deterioration in property operations, the Advisor of the Trust determined that the Oasis
        Additional Loan was impaired. As a result, a valuation allowance of
        $994,000 was established to adjust the carrying amount of the loan to the estimated fair market value of the collateral less anticipated costs of sale. During 2000, property operations improved and, as a result, the
        Advisor determined that the Oasis Additional Loan was no longer impaired. Therefore, the valuation allowance was reversed.

        The activity in the valuation allowance together with the related recorded and carrying value of the mortgage loans is as follows as of
        December 31, 2001:

                                        Recorded               Valuation                Carrying
                                           Value               Allowance                   Value
                                       --------------          ---------               -----------

        Windmill Lakes                  $1,437,500             $   500,000              $  937,500
                                        ==========             ===========              ============

        Reconciliations of activity for 2001, 2000 and 1999 are as follows:

Insured Mortgages
                                                  2001               2000           1999
                                                  ----               ----           ----

Balance at beginning of period                  $121,208,064    $  131,750,452   $133,132,325

Principal collections                            (35,582,879)      (10,542,388)    (1,381,873)
                                               -------------     -------------   ------------

Balance at end of period                        $ 85,625,185    $  121,208,064   $131,750,452
                                                ============    ==============   ============

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, continued

                               ------------------

C.     PIMIs, Continued

Additional Loans
                                                  2001               2000               1999
                                                  ----               ----               ----

Balance at beginning of period               $    22,292,351    $   21,298,351      $   23,298,351

Interest received and recognized
    as Additional Loan prepayment                   (562,500)            -                   -

Additional Loan prepayments                       (5,575,351)            -              (2,000,000)

Adjustment to valuation allowance                  1,500,000           994,000               -
                                             ---------------    --------------      --------------

Balance at end of period                     $    17,654,500    $   22,292,351      $   21,298,351
                                             ===============    ==============      ============== =

Property Descriptions:
---------------------

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
         ----

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

       At December 31, 2001 and 2000 there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

       The Trust's PIMs consisted of the following at December 31, 2001 and
2000:

                                        Approximate
                          Original        Monthly    Interest    Maturity
     PIM                  Amount         Payments     Rate         Date       Balance Outstanding at December 31,
     ---                  ------        ---------     ----         ----      --------------------------------------
                                                                                    2001                2000
                                                                                    ----                ----
FNMA
Mequon Trails            $14,937,726    $   93,500    6.50%     01/01/08     $    13,276,440     $   13,525,695
                                                                  (a)
FHA
Rivergreens II             6,137,199        39,800    7.375%    01/01/35           5,917,280          5,956,517

Mill Ponds II              8,245,300        51,900    7.125%    12/01/35           7,982,225          8,034,349

The Fountains             10,336,000        70,800    7.50%      11/01/36         10,063,977         10,114,769
                        ------------    ----------                           ---------------     ---------------
                                                        (b)
   Total                $ 39,656,225    $  256,000                           $    37,239,922     $    37,631,330
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
(c)    The aggregate cost for federal income tax purposes is $37,239,922.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, continued

                               ------------------

D.       PIMs, Continued

       Reconciliations of activity for 2001, 2000 and 1999 are as follows:

                                                           2001                 2000                 1999
                                                           ----                 ----                 ----

       Balance at beginning of period                $   37,631,330        $   37,994,412         $  38,331,257

       Discount amortization                                    255                   236                   217

       Principal collections                               (391,663)             (363,318)             (337,062)
                                                     --------------        --------------         ------------- -

       Balance at end of period                      $   37,239,922        $   37,631,330         $  37,994,412
                                                     ==============        ==============         ==============

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

       At December 31, 2001 the Trust's MBS portfolio has an amortized cost of
       $15,319,845 and gross unrealized gains of $281,119. At December 31, 2000, the Trust's MBS portfolio had an amortized cost of $19,042,730 and gross unrealized gains and losses of $134,943 and $53,642, respectively. The
       MBS have maturities ranging from 2008 to 2031.

            Maturity Date                                    Fair Value          Unrealized Gain

            2002 - 2006                                     $      -              $     -
            2007 - 2011                                        3,622,586              67,189
            2012 - 2031                                      11,978,378              213,930
                                                            -------------        --------------

               Total                                        $  15,600,964         $  281,119
                                                            =============        =============

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

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, continued

                               ------------------

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
       Included in general and administration expenses are legal fees and expenses paid by the Trust to an affiliate. During the three years ended
       December 31, 2001, 2000, and 1999 these fees totaled $6,276, $1,533 and
       $778 respectively.

       The Trust earned or received $398,549 of base interest from The Seasons in 2001 and $443,282 in 2000 and 1999, respectively (see Note C). In addition, the Trust received $8,780,579 in 2001, $446,574 in 2000 and
       $392,816 in 1999 related to participating interest income.

H.   Federal Income Taxes

     The reconciliation of the income reported in the accompanying statement of income with the income reported in the Trust's 2001 federal income tax return follows:

     Net income per statement of income                                                         $  22,140,978

     Less:Book to tax difference for amortization of prepaid fees and expenses                     (1,322,819)

     Less:Book to tax difference for Additional Loan interest income                               (1,037,081)

     Less:Reduction of provision for impaired mortgage loans                                         (962,500)
                                                                                                -------------

     Net income for federal income tax purposes                                                 $  18,818,578
                                                                                                ==============

     The Trust paid dividends of $3.74 per share during 2001 which represents approximately $1.02 from ordinary income and $2.72 represents a non-taxable dividend for federal income tax purposes.

     The basis of the Trust's assets for financial reporting purposes is less than its tax basis by approximately $7,162,000 and $9,423,000 at December
     31, 2001 and 2000, respectively. The basis of the Trust's liabilities for financial reporting purposes exceeded its tax basis by approximately
     $1,242,000 and $2,504,000 at December 31, 2001 and 2000, respectively.

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
     Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in MBS has gross unrealized gains of approximately $281,000 December 31, 2001 and gross unrealized gains and losses of approximately $135,000 and $54,000 at December 31, 2000.

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

     Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs and PIMIs had gross unrealized gains of approximately $1,777,000 at December 31, 2001 and gross unrealized gains and losses of approximately $170,000 and $4,052,000, respectively at
     December 31, 2000.

     At December 31, 2001 and 2000, the estimated fair values of the Trust's financial instruments are as follows:

                                                                     (rounded to thousands)
                                                               2001                         2000
                                                    ------------------------------------------------------
                                                       Fair        Carrying         Fair       Carrying
                                                       Value         Value          Value        Value
                                                    ------------  -------------  -------------------------

         Cash and cash equivalents                  $    6,454    $    6,454     $   7,089    $    7,089

         MBS                                            15,601        15,601        19,124        19,124

         PIMs and PIMIs:
             PIMs                                       37,978        37,240        36,568        37,631
             Insured mortgages                          86,664        85,625       118,389       121,208
             Additional loans                           17,655        17,655        22,292        22,292
                                                    ----------    ----------     ---------    ----------

                                                    $  164,352    $  162,575     $ 203,462    $  207,344
                                                    ==========    ==========     =========    ===========

J.   Subsequent Event

     On February 13, 2002, the Trust received a prepayment of the Norumbega
     Subordinated Promissory Note and the Norumbega Pointe Additional Loan note.
     The Trust received $3,063,000 of Additional Loan principal, $302,877 of
     Shared Appreciation Interest and $2,280,362 of preferred interest. The
     Trust received $15,123,167 representing the principal proceeds on the first mortgage note on February 25, 2002. The Trust intends to pay a special dividend of $1.14 per share from the proceeds of the Norumbega Pointe prepayment in the first quarter of 2002.

                        KRUPP GOVERNMENT INCOME TRUST II

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

2001

                             Balance at           Charged to                              Balance at
                             Beginning             costs and                                 end of
Description                   of period              expenses          Recoveries             period
-----------                 ---------------      --------------      -------------       ------------------

Valuation
Allowance                   $  2,000,000         $ -                 $(1,500,000)        $    500,000
                            ============         ============        ===========         ============

2000

                             Balance at           Charged to                              Balance at
                             Beginning             costs and                                 end of
Description                   of period              expenses          Recoveries             period
-----------                 ---------------      --------------      -------------       ------------------

Valuation
Allowance                   $  2,994,000         $ -                 $  (994,000)         $ 2,000,000
                            ============         ============        ===========          ===========

1999

                             Balance at           Charged to                              Balance at
                             Beginning             costs and                                 end of
Description                   of period              expenses          Recoveries             period
-----------                 ---------------      --------------      -------------       ------------------

Valuation
Allowance                   $  2,994,000         $ -                 $  -                 $ 2,994,000
                            ============         ============        ===========          ===========

                                          KRUPP GOVERNMENT INCOME TRUST II

                                                 SUPPLEMENTARY DATA
                                          SELECTED QUARTERLY FINANCIAL DATA
                                                     (Unaudited)
                              For the Quarter Ended

                              March 31,             June 30,           September 30,         December 31,
                                2001                  2001                 2001                  2001
                             ------------         ------------         ---------------       -------------

Total revenues               $  6,360,137         $  3,476,744         $ 12,808,257          $   2,684,679
                             ============         ============         ============          =============

Net income                   $  4,926,015         $  2,516,304         $  1,911,501          $   2,787,158
                             ============         =============        ============          =============

Earnings per Share           $        .27         $        .14         $        .64          $         .16
                             ============         ============         ============          =============

                                               For the Quarter Ended

                               March 31,            June 30,           September 30,         December 31,
                                 2000                 2000                 2000                  2000
                             ------------         ------------         ------------          -------------

Total revenues               $  4,908,065         $  3,954,856         $  4,031,680          $  4,083,596
                             ============         ============         ============          =============

Net income                   $  3,585,243         $  2,894,895         $  3,003,591          $  4,141,075
                             ============         ============         ============          ============

Earnings per Share           $        .20         $        .15         $        .17          $        .22
                             ============         ============         ============          ============

                                                                                 (Unaudited)
                                                             (Amounts in thousands, except per Share amounts)

                                                                       Year                   Inception
                                                                       Ended                   Through
                                                                      12/31/01                 12/31/01
                                                                     ---------               -------------
Distributable Cash Flow (a):
---------------------------

Net income                                                             22,141                    147,591
Items providing or not requiring (not providing)
    the use of operating funds:
Additional Loan Base interest collected and reflected
   as Reduction  of provision for impaired mortgage loan                  562                        562
Provision for impaired mortgage loans                                  (1,500)                       500
Loss on sale of MBS                                                     -                          1,379
Amortization of prepaid fees and
     expenses and organization costs                                    2,608                     18,012
Additional Loan interest received
     and deferred, net                                                 (1,262)                     1,242
                                                                     --------                -----------

    Total Distributable Cash Flow ("DCF")                            $ 22,549                $  169,286
                                                                     ========                ===========

DCF per Share based on Shares
 outstanding at December 31, 2001 (18,371,477)                       $   1.23                $     9.21(d)
                                                                     ========                ==========

Dividends:

 Total dividends to Shareholders                                     $ 68,708 (b)            $   327,591(c)
                                                                     =========               ===========

 Average dividend per Share based
  on Shares outstanding at
  December 31, 2001                                                  $   3.74(b)             $      17.83(c)(d)
                                                                     ========                ============

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

(b)  Represents all dividends paid in 2001 except the February 2001 quarterly dividend and includes an estimate of the quarterly dividend to be paid in
     February 2002.

(c)  Includes an estimate of the quarterly dividend to be paid in February 2002.

(d)  Shareholders average per Share return of capital on a cash basis as of
     February 2002 is $8.62 [$17.83-$9.21]. Return of capital represents that portion of dividends which is not funded from DCF, such as proceeds from the sale of assets and substantially all of the principal collections received from MBS, PIMs and PIMIs.