Form 10-Q
period 2002-03-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 2002-05-14
CIK 872467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes X         No

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Trustees. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2001, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS

                                     ASSETS
                                                                             March 31,          December 31,
                                                                               2002                 2001
                                                                          ---------------       --------------

Participating Insured Mortgage Investments
 ("PIMIs")(Note 2)
    Insured mortgages                                                     $    70,203,824       $   85,625,185
    Additional Loans, net of impairment provision of $0
      of $500,000 respectively                                                13,654,000            17,654,500
Participating Insured Mortgages ("PIMs")(Note 2)                               37,137,389           37,239,922
Mortgage-Backed Securities ("MBS")(Note 3)                                     13,850,687           15,600,964
                                                                          ---------------       --------------

     Total mortgage investments                                               134,845,900          156,120,571

Cash and cash equivalents                                                       8,602,274            6,453,663
Interest receivable and other assets                                              963,064            1,174,106
Prepaid acquisition fees and expenses, net of
     accumulated amortization of $6,615,183 and
     $7,964,938, respectively                                                   1,999,727            2,913,250
Prepaid participation servicing fees, net of
     accumulated amortization of $2,038,156 and
     $2,420,697, respectively                                                     730,588            1,102,473
                                                                          ---------------       --------------

     Total assets                                                         $   147,141,553       $  167,764,063
                                                                          ===============       ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note 2)                              $      -              $    1,242,282
Other liabilities                                                                  52,481               25,985
                                                                          ---------------       --------------
     Total liabilities                                                             52,481            1,268,267
                                                                          ---------------       --------------

Shareholders' equity (Note 4)
     Common stock, no par value; 25,000,000
       Shares authorized; 18,371,477 Shares
       issued and outstanding                                                 146,806,524          166,214,677

     Accumulated comprehensive income                                             282,548              281,119
                                                                          ---------------        -------------

     Total Shareholders' equity                                               147,089,072          166,495,796
                                                                          ---------------        -------------

     Total liabilities and Shareholders' equity                           $   147,141,553        $ 167,764,063
                                                                          ===============        =============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                  For the Three Months
                                                                                      Ended March 31,
                                                                             ----------------------------------
                                                                                 2002                  2001
                                                                             ------------          ------------
Revenues:
  Interest income - PIMs and PIMIs:
    Basic interest                                                           $  1,974,637          $  2,725,053
    Additional Loan interest                                                    2,206,227               667,426
    Participation interest                                                      2,673,573             2,511,079
  Interest income - MBS                                                           226,007               331,823
  Interest income - cash and cash equivalents                                      45,822               124,756
                                                                             ------------          ------------

      Total revenues                                                            7,126,266             6,360,137
                                                                             ------------          ------------

Expenses:
  Asset management fee to an affiliate                                            263,587               362,932
  Expense reimbursements to affiliates                                             31,975                41,983
  Amortization of prepaid fees and expenses                                     1,285,408               921,288
  General and administrative                                                      100,810               107,919
  Reduction of provision for impaired additional loan (Note 2)                   (500,000)                -
                                                                             ------------          ------------

    Total expenses                                                              1,181,780             1,434,122
                                                                             ------------          ------------

Net income                                                                      5,944,486             4,926,015

Other comprehensive income:
    Net change in unrealized gain on MBS                                            1,429                56,684
                                                                             ------------          ------------

Total comprehensive income                                                   $  5,945,915          $  4,982,699
                                                                             ============          ============

Basic earnings per Share                                                     $        .32          $        .27
                                                                             ============          ============

Weighted average Shares outstanding                                            18,371,477            18,371,477
                                                                             ============          ============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

                                                                                For The Three Months Ended
                                                                                          March 31,
                                                                                -----------------------------
                                                                                    2002             2001
                                                                                ------------     ------------

Operating activities:
   Net income                                                                   $  5,944,486     $  4,926,015
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Amortization of net premium                                                    30,997           13,257
       Amortization of prepaid fees and expenses                                   1,285,408          921,288
       Reduction of provision for impaired additional loan                          (500,000)           -
       Changes in assets and liabilities:
        Decrease in interest receivable and other assets                             211,042          392,891
        Decrease in deferred income on Additional Loans                           (1,242,282)        (527,608)
          Increase (decrease) in other liabilities                                    26,496         (144,490)
                                                                                ------------     ------------
   Net cash provided by operating activities                                       5,756,147        5,581,353
                                                                                ------------     ------------
Investing activities:
   Principal collections on MBS                                                    1,720,642          639,515
   Principal collections on Additional Loans                                       4,500,500          650,000
   Principal collections on PIMs and Insured Mortgages                            15,523,961       12,794,514
                                                                                ------------     ------------

   Net cash provided by investing activities                                      21,745,103       14,084,029
                                                                                ------------     ------------
Financing activity:
   Dividends                                                                     (25,352,639)     (19,657,481)
                                                                                ------------     ------------
Net increase in cash and cash equivalents                                          2,148,611            7,901
Cash and cash equivalents, beginning of period                                     6,453,663        7,089,453
                                                                                ------------     ------------
Cash and cash equivalents, end of period                                        $  8,602,274     $  7,097,354
                                                                                ============     ============
Non cash activities:
   Increase in Fair Value of MBS                                                $      1,429     $     56,684
                                                                                ============     ============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS

1.      Accounting Policies

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and
        Regulations of the Securities and Exchange Commission. However, in the
        opinion of Berkshire Mortgage Advisors Limited Partnership (the
        "Advisor"), which is the advisor to Krupp Government Income Trust II
        (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial
        Statements in the Trust's Form 10-K for the year ended December 31, 2001 for additional information relevant to significant accounting policies followed by the Trust.

        In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 2002 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001.
        The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial
        Condition and Results of Operations included in this report.

2.      PIMs and PIMIs

        At March 31, 2002, the Trust's PIMs and PIMIs, including Additional
        Loans, had a fair value of $122,261,981 and gross unrealized gains of
        $1,266,768. The PIMs and PIMIs had maturities ranging from 2008 to 2036.
        At March 31, 2002 there are no insured mortgage loans within the Trust's portfolio that were delinquent of principal or interest.

        On March 28, 2002, the Trust received a prepayment of the Windmill Lakes
        Subordinated Promissory Note and the Windmill Lakes Additional Loan. The
        Trust received $2,000,000 of Additional Loan principal and $162,500 of
        Additional Loan interest. The Trust recognized $562,500 of the
        Additional Loan principal as Additional Loan interest. Due to the payoff, the remaining impairment provision of $500,000 was reversed (see
        Note 6 also).

        On February 13, 2002, the Trust received a prepayment of the Norumbega
        Pointe Subordinated Promissory Note and the Norumbega Pointe Additional
        Loan. The Trust received $3,063,000 of Additional Loan principal,
        $302,877 of Shared Appreciation Interest and $2,280,362 of Preferred
        Interest. On February 25, 2002, the Trust received $15,123,167 representing the principal proceeds on the first mortgage note. In addition, the Trust recognized $1,242,282 of Additional Loan interest that had been previously received and recorded as deferred income on the additional loan. The Trust paid a special dividend of $1.14 per share from the proceeds of the Norumbega Pointe prepayment on March 12, 2002.

3.      MBS

        At March 31, 2002, the Trust's MBS portfolio had an amortized cost of approximately $13,568,139 and gross unrealized gains of approximately
        $282,548. The MBS portfolio had maturities ranging from 2008 to 2031.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                    NOTES TO FINANCIAL STATEMENTS, Continued

4.      Changes in Shareholder's Equity

        A summary of changes in Shareholders' equity for the three months ended
        March 31, 2002 is as follows:

                                                                              Accumulated           Total
                                            Common            Retained       Comprehensive       Shareholders'
                                             Stock            Earnings          Income              Equity
                                        ---------------      ------------     -----------       --------------

Balance at December 31, 2001            $   166,214,677      $      -         $   281,119       $  166,495,796

Net income                                        -             5,944,486           -                5,944,486

Dividends                                   (19,408,153)       (5,944,486)          -              (25,352,639)

Change in unrealized
 gain on MBS                                      -                 -               1,429                1,429
                                        ---------------      ------------     -----------       --------------
Balance at March 31, 2002               $   146,806,524      $      -         $   282,548       $  147,089,072
                                        ===============      ============     ===========       ==============

5.      Related Party Transactions

        The Trust received $221,641 of Additional Loan interest during the first quarter of 2001 from an affiliate of the Advisor. The Trust also received participation interest of $129,872 from an affiliate of the
        Advisor during the first quarter of 2001.

6.      Subsequent Event

        On April 25, 2002, the Trust received $10,727,382 representing the principal proceeds on the first mortgage note from Windmill Lakes. The
        Trust intends to pay a special dividend of $.71 per share from the proceeds of the Windmill Lakes prepayment in the second quarter of 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS
------

Certain statements in this Management's Discussion and Analysis of Financial
Condition and Results of Operations and elsewhere in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal
Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Trust's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; the inability of the borrower to meet financial obligations on additional loans; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Advisor.

Liquidity and Capital Resources

At March 31, 2002, the Trust had liquidity consisting of cash and cash equivalents of approximately $8.6 million, as well as the cash inflows provided by PIMs, PIMIs, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The
Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demands on the Trust's liquidity are quarterly dividends paid to investors of approximately $4.4 million and special dividends. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

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
The Advisor expects to make a recommendation to the Trustees at the May Board
Meeting regarding a reduction in the dividend rate effective for the August dividend.

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

The Trust received the Additional Loan interest payments from three of the remaining five PIMI investments during the three months ended March 31, 2002.
Both outstanding payments were received in April 2002.

During the first quarter of 2002, the Trust received $90,334 of participation interest from the operations of Mequon Trails. In addition, the Trust received and recognized participation interest related to the Norumbega Pointe payoff
(see below).

On March 28, 2002, the Trust received a prepayment of the Windmill Lakes
Subordinated Promissory Note and the Windmill Lakes Additional Loan. The Trust
received $2,000,000 of Additional Loan principal and $162,500 of Additional Loan interest. The Trust recognized $562,500 of the Additional Loan principal as
Additional Loan interest. Due to the payoff, the remaining impairment provision of $500,000 was reversed. On April 25, 2002, the Trust received $10,727,382 representing the principal proceeds on the first mortgage note from Windmill
Lakes. The Trust intends to pay a special dividend of $.71 per share from the proceeds of the Windmill Lakes prepayment in the second quarter of 2002.

On February 13, 2002,  the Trust  received a prepayment of the Norumbega  Pointe
Subordinated Promissory Note and the Norumbega Pointe Additional Loan. The Trust
received   $3,063,000  of  Additional   Loan   principal,   $302,877  of  Shared
Appreciation  Interest and  $2,280,362  of Preferred  Interest.  On February 25,
2002, the Trust received $15,123,167  representing the principal proceeds on the first mortgage note. In addition,  the Trust recognized $1,242,282 of Additional
Loan interest that had been previously  received and recorded as deferred income on the  additional  loan.  The Trust paid a special  dividend of $1.14 per share from the proceeds of the Norumbega Pointe prepayment on March 12, 2002.

There are  contractual  restrictions  on the  prepayment  of the PIMs and PIMIs.
During  the  first  five  years  of  the  investment,  borrowers  are  generally prohibited from repayment.  During the second five years,  the PIM borrowers can prepay the insured mortgage by paying the greater of a prepayment premium or the participation  interest due at the time of the prepayment.  Similarly,  the PIMI borrowers can prepay the insured  mortgage and the Additional Loan by satisfying the Preferred Return obligation.  The participation  features and the Additional
Loans are neither insured nor  guaranteed.  If the prepayment of the PIM or PIMI results from the foreclosure on the underlying  property or an insurance  claim, the Trust generally would not receive any participation  interest or any amounts due under the Additional Loan.

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

Results of Operations

The Trust's net income increased in the first quarter of 2002 as compared to the first quarter of 2001  primarily due to an increase in Additional  Loan interest and decreases in asset  management fees and the provision for impaired  mortgage loan.  This was partially  offset by an increase in  amortization  expense and a decrease  in basic  interest  from  PIMs and  PIMIs.  Additional  Loan  interest increased primarily due to the recognition of deferred income from the Norumbega
Pointe payoff and base interest  recognized from the Windmill Lakes payoff.  The decrease  in  asset  management  fees is a  result  of the  Trust's  asset  base declining  from PIM and PIMI  prepayments in 2001 and the first quarter of 2002.
These  prepayments  also caused  basic  interest on PIMs and PIMIs to  decrease.
Amortization  expense  increased  primarily due to the full  amortization of the remaining prepaid fees and expenses related to the Norumbega Pointe and Windmill
Lakes payoffs. The provision for impaired mortgage decreased due to the reversal of the  impairment  provision  for the  Windmill  Lakes  PIMI as a result of the
Additional Loan payoff received in the first quarter of 2002.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

Assessment of Credit Risk

The Trust's  investments in insured  mortgages and MBS are guaranteed or insured by Fannie  Mae,  the  Federal  Home Loan  Mortgage  Corporation  ("FHLMC"),  the
Government National Mortgage  Association  ("GNMA") or the Department of Housing
and Urban Development ("HUD"), and therefore,  the certainty of their cash flows and the  risk of a  material  loss of the  amounts  invested  depends  upon  the creditworthiness of these entities.

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

The Trust's  Additional Loans have similar risks as those associated with higher risk debt  instruments,  including:  reliance on the owner's  operating  skills, ability to maintain  occupancy levels,  control operating  expenses,  ability to maintain the properties and obtain adequate insurance coverage.  Operations also may be  affected  by  adverse  changes  in general  economic  conditions,  local conditions and changes in governmental regulations,  real estate zoning laws, or tax laws;  and other  circumstances  over which the Trust may have  little or no control.

The Trust includes in cash and cash  equivalents  approximately  $6.2 million of
Agency paper, which is issued by Government Sponsored  Enterprises with a credit rating equal to the top rating category of a nationally  recognized  statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk,  which can be defined as the  exposure  of the Trust's  net  income,  comprehensive  income or financial  condition to adverse  movements in interest rates. At March 31, 2002, the Trust's  PIMs,  PIMIs and MBS comprise  the majority of the Trust's  assets.
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

                        KRUPP GOVERNMENT INCOME TRUST II

                           PART II - OTHER INFORMATION
                                 ---------------

Item 1.       Legal Proceedings
                None

Item 2.       Changes in Securities
                None

Item 3.       Defaults upon Senior Securities
                None

Item 4.       Submission of Matters to a Vote of Security Holders
                None

Item 5.       Other Information
                None

Item 6.       Exhibits and Reports on Form 8-K
                None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Krupp Government Income Trust II
                                    --------------------------------
                                              (Registrant)

                                    BY:    /s/ Robert A. Barrows
                                    --------------------------------------

                                    Robert A. Barrows
                                    Treasurer and Chief Accounting Officer
                                    of Krupp Government Income Trust II.

Date:    May 1, 2002

                                   (Unaudited)
                (Amounts in thousands, except per Share amounts)

                                                                     Period                  Inception
                                                                      Ended                   Through
                                                                     03/31/02                 03/31/02
                                                                     ---------               -----------
Distributable Cash Flow (a):
---------------------------

Net income                                                              5,944                   153,535
Items providing or not requiring (not providing)
    the use of operating funds:
Additional Loan Base interest collected and reflected
   as Reduction  of provision for impaired mortgage loan                 (562)                  -
Provision for impaired mortgage loans                                    (500)                  -
Loss on sale of MBS                                                     -                         1,379
Amortization of prepaid fees and
     expenses and organization costs                                    1,285                    19,297
Additional Loan interest received
     and deferred, net                                                 (1,242)                  -
                                                                     --------                ----------

    Total Distributable Cash Flow ("DCF")                            $  4,925                $  174,211
                                                                     ========                ==========

DCF per Share based on Shares
 outstanding at March 31, 2002 (18,371,477)                          $    .27                $     9.48(d)
                                                                     ========                ==========

Dividends:

 Total dividends to Shareholders                                     $ 38,396(b)             $  365,987(c)
                                                                     ========                ==========

 Average dividend per Share based
  on Shares outstanding at
  March 31, 2002                                                     $   2.09(b)             $    19.92(c)(d)
                                                                     ========                ==========

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

(b)  Represents all dividends paid in 2002 except the February 2002 quarterly dividend and includes an estimate of the quarterly dividend to be paid in
     May 2002. Also includes an estimate of the Windmill Lakes special distribution of $.71 per share to be paid in the second quarter of 2002.

(c)  Includes an estimate of the quarterly dividend to be paid in May 2002. Also includes an estimate of the Windmill Lakes special distribution of $.71 per share to be paid in the second quarter of 2002.

(d)  Shareholders average per Share return of capital on a cash basis as of
     March 2002 is $10.44 [$19.92-$9.48]. Return of capital represents that portion of dividends which is not funded from DCF, such as proceeds from the sale of assets and substantially all of the principal collections received from MBS, PIMs and PIMIs.