Form 10-Q
period 2002-06-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 2002-08-14
CIK 872467

                                                      UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549

                                                        FORM 10-Q

        (Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended              June 30, 2002
                                                 ------------------------------------

                                                                 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                         to
                                         -----------------------    ------------------------

                               Commission file number          0-20164
                                                      ----------------------------

                                            Krupp Government Income Trust II

                      Massachusetts                                                     04-3073045
(State or other jurisdiction of incorporation or organization)              (IRS employer identification no.)

         One Beacon Street, Boston, Massachusetts                                          02108
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

                          Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
------

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

                                             KRUPP GOVERNMENT INCOME TRUST II

                                                     BALANCE SHEETS

                                                         ASSETS
                                                                                       June 30,       December 31,
                                                                                        2002              2001
                                                                                    -------------   ---------------
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2)
     Insured mortgages                                                              $  59,229,805   $    85,625,185
     Additional Loans, net of impairment provision
      of $0 and $500,000, respectively                                                 13,654,000        17,654,500
Participating Insured Mortgages ("PIMs")(Note 2)                                       37,032,913        37,239,922
Mortgage-Backed Securities ("MBS")(Note 3)                                             13,098,425        15,600,964
                                                                                    -------------   ---------------

     Total mortgage investments                                                       123,015,143       156,120,571

Cash and cash equivalents                                                               4,867,553         6,453,663
Interest receivable and other assets                                                    1,038,766         1,174,106
Prepaid acquisition fees and expenses, net of
     accumulated amortization of $6,824,434 and
     $7,964,938, respectively                                                           1,790,474         2,913,250
Prepaid participation servicing fees, net of
     accumulated amortization of $2,107,459 and
     $2,420,697, respectively                                                             661,285         1,102,473
                                                                                   --------------   ---------------

     Total assets                                                                  $  131,373,221   $   167,764,063
                                                                                   ==============   ===============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note 2)                                       $        -       $     1,242,282
Other liabilities                                                                         100,387            25,985
                                                                                   --------------   ---------------

     Total liabilities                                                                    100,387         1,268,267
                                                                                   ---------------   --------------

Shareholders' equity (Note 4)
     Common stock, no par value; 25,000,000
       Shares authorized; 18,371,477 Shares
        issued and outstanding                                                        130,884,349       166,214,677

     Accumulated comprehensive income                                                     388,485           281,119
                                                                                   --------------   ---------------

     Total Shareholders' equity                                                       131,272,834       166,495,796
                                                                                   --------------   ---------------

     Total liabilities and Shareholders' equity                                    $  131,373,221   $   167,764,063
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

                                            KRUPP GOVERNMENT INCOME TRUST II

                                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                      For the Three Months               For the Six Months
                                                         Ended June 30,                    Ended June 30,
                                               --------------------------------------------------------------------
                                                    2002              2001            2002              2001
                                               --------------    ---------------   --------------    --------------

Revenues:
  Interest income - PIMs and PIMIs:
        Basic interest                         $     1,655,328   $     2,575,956   $    3,629,965    $    5,301,009
        Additional Loan interest                      292,378            394,533        2,498,605         1,061,959
        Participation interest                          -                113,253        2,673,573         2,624,332
  Interest income - MBS                               223,134            316,868          449,141           648,691
  Interest income - cash and cash equivalents          29,816             76,134           75,638           200,890
                                               --------------    ----------------  --------------    --------------

        Total revenues                              2,200,656          3,476,744        9,326,922         9,836,881
                                               --------------    ---------------   --------------    --------------

Expenses:
  Asset management fee to an affiliate                229,713            349,666          493,300           712,598
  Expense reimbursements to affiliates                 62,406             75,192           94,381           117,175
  Amortization of prepaid fees and expenses           278,556            414,521        1,563,964         1,335,809
  General and administrative                           99,253            121,061          200,063           228,980
  Reduction of provision for impaired
   additional loan (Note 2)                             -                  -             (500,000)            -
                                               --------------    ---------------   --------------    --------------

        Total expenses                                669,928            960,440        1,851,708         2,394,562
                                               --------------    ---------------   --------------    --------------

Net income                                          1,530,728          2,516,304        7,475,214         7,442,319

  Other comprehensive income:
    Net change in unrealized gain
    (loss) on MBS                                     105,937             (7,500)         107,366            49,184
                                               --------------    ---------------   --------------    --------------

 Total comprehensive income                    $    1,636,665    $      2,508,804  $    7,582,580    $    7,491,503
                                               ==============    ================  ==============    ==============

 Basic earnings per share                      $          .09    $           .14   $          .41    $         .41
                                               ==============    ===============   ==============    ==============

 Weighted average Shares outstanding                         18,371,477                         18,371,477
                                                             ==========                         ==========

                   The accompanying notes are an integral part
                          of the financial statements.

                                         KRUPP GOVERNMENT INCOME TRUST II

                                             STATEMENTS OF CASH FLOWS

                                                                                   For the Six Months
                                                                                      Ended June 30,
                                                                            ----------------------------------
                                                                                 2002                2001
                                                                            -------------        -------------

 Operating activities:
   Net income                                                               $   7,475,214        $   7,442,319
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Amortization of net premium                                                  46,708               28,223
      Amortization of prepaid fees and expenses                                 1,563,964            1,335,809
      Reduction of provision for impaired additional loan                        (500,000)            -
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                         135,340               64,432
         Decrease in deferred income on Additional Loans                       (1,242,282)            (572,377)
         Increase (decrease) in other liabilities                                  74,402             (101,995)
                                                                            -------------        -------------

 Net cash provided by operating activities                                      7,553,346            8,196,411
                                                                            -------------        -------------

 Investing activities:
   Principal collections on MBS                                                 2,563,062            1,385,347
   Principal collections on Additional Loans                                    4,500,500              650,000
   Principal collections on PIMs and Insured Mortgages                         26,602,524           13,235,507
                                                                            -------------        -------------

Net cash provided by investing activities                                      33,666,086           15,270,854
                                                                            -------------        -------------

 Financing activity:
   Dividends                                                                  (42,805,542)         (24,066,636)
                                                                            -------------        -------------

 Net decrease in cash and cash equivalents                                     (1,586,110)            (599,371)

 Cash and cash equivalents, beginning of period                                 6,453,663            7,089,453
                                                                            -------------        -------------

 Cash and cash equivalents, end of period                                   $   4,867,553        $   6,490,082
                                                                            =============        =============

 Non Cash Activities:
   Increase in Fair Value of MBS                                            $     107,366        $      49,184
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

        In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 2002 and the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

        The results of operations for the three and six months ended June 30,
        2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial
        Condition and Results of Operations included in this report.

 2.     PIMs and PIMIs

        At June 30, 2002, the Trust's PIMs and PIMIs, including Additional
        Loans, had a fair value of $112,673,155 and gross unrealized gains of
        $2,756,437. The PIMs and PIMIs had maturities ranging from 2008 to 2036.
        At June 30, 2002 there are no insured mortgage loans within the Trust's portfolio that were delinquent of principal or interest.

        On March 28, 2002, the Trust received a prepayment of the Windmill Lakes
        Subordinated Promissory Note and the Windmill Lakes Additional Loan. The
        Trust received $2,000,000 of Additional Loan principal and $162,500 of
        Additional Loan interest. The Trust recognized $562,500 of the
        Additional Loan principal as Additional Loan interest. Due to the payoff, the remaining impairment provision of $500,000 was reversed. On
        April 25, 2002, the Trust received $10,727,382 representing the principal proceeds on the first mortgage note from Windmill Lakes. The
        Trust paid a special dividend of $.71 per share from the proceeds of the
        Windmill Lakes prepayment on May 1, 2002.

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

 3.     MBS

        At June 30, 2002, the Trust's MBS portfolio had an amortized cost of approximately $12,709,940 and gross unrealized gains of approximately
        $388,485. The MBS portfolio had maturities ranging from 2008 to 2031.

                                                    Continued

                                          KRUPP GOVERNMENT INCOME TRUST II

                                      NOTES TO FINANCIAL STATEMENTS, Continued

 4.     Changes in Shareholders' Equity

        A summary of changes in Shareholders' equity for the six months ended
        June 30, 2002 is as follows:

                                                                                 Accumulated            Total
                                               Common            Retained       Comprehensive       Shareholders'
                                               Stock            Earnings            Income             Equity
                                        --------------------------------------------------------------------------

  Balance at  December 31, 2001         $  166,214,677      $      -            $   281,119       $    166,495,796

  Net income                                     -             7,475,214              -                  7,475,214

  Dividends                                (35,330,328)       (7,475,214)             -                (42,805,542)

  Change in unrealized
  gain on MBS                                    -                 -                107,366                107,366
                                        --------------      -------------       -----------       ----------------

  Balance at June 30, 2002              $  130,884,349      $      -            $   388,485       $    131,272,834
                                        ==============      =============       ===========       ================

5.       Related Party Transactions

        The Trust received $221,641 of Additional Loan interest during the six months ended June 30, 2001 from an affiliate of the Advisor. The Trust also received participation interest of $129,872 from an affiliate of the Advisor during the six months ended June 30, 2001.

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

Liquidity and Capital Resources

At June 30, 2002, the Trust had liquidity consisting of cash and cash equivalents of approximately $4.9 million, as well as the cash inflows provided by PIMs, PIMIs, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The
Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demands on the Trust's liquidity are quarterly dividends paid to investors of approximately $2.6 million and special dividends. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. The Trustees, based on the Advisor's recommendations, generally set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Trustees may adjust the dividend rate or distribute such funds through a special dividend. On May 16, 2002, the Trustees declared a quarterly dividend rate of $.14 per Share, reduced from $.24 per Share, effective with the dividend payable on August 14, 2002.

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

The Trust received the first installment of Additional Loan interest due in 2002 from all five of the PIMI investments during the six months ended June 30, 2002.

During the first quarter of 2002, the Trust received $90,334 of participation interest from the operations of Mequon Trails. In addition, the Trust received and recognized participation interest related to the Norumbega Pointe payoff
(see below).

On March 28, 2002, the Trust received a prepayment of the Windmill Lakes
Subordinated Promissory Note and the Windmill Lakes Additional Loan. The Trust
received $2,000,000 of Additional Loan principal and $162,500 of Additional Loan interest. The Trust recognized $562,500 of the Additional Loan principal as
Additional Loan interest. Due to the payoff, the remaining impairment provision of $500,000 was reversed. On April 25, 2002, the Trust received $10,727,382 representing the principal proceeds on the first mortgage note from Windmill
Lakes. The Trust paid a special dividend of $.71 per share from the proceeds of the Windmill Lakes prepayment on May 1, 2002.

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

Results of Operations

The Trust's net income decreased in the three months ended June 30, 2002 as compared to June 30, 2001 primarily due to decreases in basic interest on PIMs and PIMIs and Additional Loan interest. This was partially offset by decreases in amortization expense and asset management fees. Basic interest on PIMs and
PIMIs decreased due to the Norumbega Pointe and Windmill Lakes payoffs and the payoff of the Seasons PIMI in July 2001. These prepayments also caused
Additional Loan interest to decrease. Amortization expense was greater during the three months ended June 30, 2001 as compared to June 30, 2002 as a result of the full amortization of the remaining prepaid fees and expenses on the PIMI prepayments in 2001. Asset management fees decreased due to the decrease in the
Trust's investments as a result of principal collections and payoffs.

The Trust's net income increased during the six months ended June 30, 2002 as compared to June 30, 2001 primarily due to an increase in Additional Loan interest and decreases in asset management fees and the provision for impaired mortgage loan. This was partially offset by an increase in amortization expense and a decrease in basic interest from PIMs and PIMIs. Additional Loan interest increased primarily due to the recognition of deferred income from the Norumbega
Pointe payoff and base interest recognized from the Windmill Lakes payoff. The decrease in asset management fees is a result of the Trust's asset base declining from PIM and PIMI prepayments in 2001 and the six months ended June
30, 2002. These prepayments also caused basic interest on PIMs and PIMIs to decrease. Amortization expense increased primarily due to the full amortization of the remaining prepaid fees and expenses related to the Norumbega Pointe and
Windmill Lakes payoffs. The provision for impaired mortgage decreased due to the reversal of the impairment provision for the Windmill Lakes PIMI as a result of the Additional Loan payoff received on March 28, 2002.

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

The Trust includes in cash and cash equivalents approximately $4.6 million of
Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2002, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets.
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
              None

 Item 5.      Other Information
              None

 Item 6.      Exhibits and Reports on Form 8-K

              (a) Exhibits
                 (99.1) Chairman of the Board Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002.

                 (99.2) Chief Accounting Officer Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002.

              (b) Reports on Form 8-K
                                                                                Financial Statements
              Date of Report                     Event Reported                      Included
              --------------                   --------------------             -------------------
              May 16, 2002                     Reduction in the                        None
                                               quarterly dividend
                                               rate

                                             SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Krupp Government Income Trust II
                                                 --------------------------------
                                                        (Registrant)

                                                 BY:    / s / Robert A. Barrows
                                                        --------------------------------------------------------

                                                        Robert A. Barrows
                                                        Treasurer and Chief Accounting Officer of
                                                        Krupp Government Income Trust II.

 DATE:   August 13, 2002

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Krupp Government Income Trust II (the
"Trust") on Form 10-Q for the period ending June 30, 2002 as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas
Krupp, Chairman of the Board of the Trust, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a)
         or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust as of June 30, 2002 (the last date of the period covered by the Report).

  / s / Douglas Krupp
----------------------------------
Douglas Krupp,
Chairman of the Board

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Krupp Government Income Trust II (the
"Trust") on Form 10-Q for the period ending June 30, 2002 as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
A. Barrows, Chief Accounting Officer of the Trust, certify, pursuant to U.S.C.
ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a)
         or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust as of June 30, 2002 (the last date of the period covered by the Report).

  / s / Robert A. Barrows
-----------------------------
Robert A. Barrows,
Chief Accounting Officer