Form 10-Q
period 2002-09-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 2002-11-13
CIK 872467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    ---------------

                         Commission file number 0-20164

                        Krupp Government Income Trust II


           Massachusetts                                        04-3073045
(State or other jurisdiction of                                (IRS employer
  incorporation or organization)                            identification no.)

One Beacon Street, Boston, Massachusetts                          02108
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

Yes |X|    No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes |_|    No |X|

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

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS

                                     -------

                                     ASSETS
                                                                                 September 30,  December 31,
                                                                                      2002          2001
                                                                                 ------------   ------------
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2)
     Insured mortgages                                                           $ 58,978,257   $ 85,625,185
     Additional loans, net of impairment provision
           of $0 and $500,000, respectively                                        13,654,000     17,654,500
Participating Insured Mortgages ("PIMs")(Note 2)                                   36,926,457     37,239,922
Mortgage-Backed Securities ("MBS")(Note 3)                                         12,464,001     15,600,964
                                                                                 ------------   ------------

           Total mortgage investments                                             122,022,715    156,120,571

Cash and cash equivalents                                                           5,515,006      6,453,663
Interest receivable and other assets                                                1,057,232      1,174,106
Prepaid acquisition fees and expenses, net of
   accumulated amortization of $7,033,686 and
   $7,964,938, respectively                                                         1,581,223      2,913,250
Prepaid participation servicing fees, net of
   accumulated amortization of $2,176,762 and
   $2,420,697, respectively                                                           591,981      1,102,473
                                                                                 ------------   ------------

           Total assets                                                          $130,768,157   $167,764,063
                                                                                 ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note 2)                                     $         --   $  1,242,282
Other liabilities                                                                      19,676         25,985
                                                                                 ------------   ------------

           Total liabilities                                                           19,676      1,268,267
                                                                                 ------------   ------------

Shareholders' equity (Note 4)
           Common stock, no par value; 25,000,000
             Shares authorized; 18,371,477 Shares
              issued and outstanding                                              130,272,260    166,214,677

           Accumulated comprehensive income                                           476,221        281,119
                                                                                 ------------   ------------

          Total Shareholders' equity                                              130,748,481    166,495,796
                                                                                 ------------   ------------

          Total liabilities and Shareholders' equity                             $130,768,157   $167,764,063
                                                                                 ============   ============


                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                    --------

                                                    For the Three Months           For the Nine Months
                                                    Ended September 30,            Ended  September 30,
                                                 --------------------------    ----------------------------
                                                     2002           2001            2002            2001
                                                 -----------   ------------    ------------    ------------
Revenues:
   Interest income - PIMs and PIMIs:
      Basic interest                             $ 1,649,343   $  2,242,454    $  5,279,308    $  7,543,463
      Additional Loan interest                       185,511        907,038       2,684,116       1,968,997
      Participation interest                         611,856      9,248,722       3,285,429      11,873,054
   Interest income - MBS                             213,122        272,019         662,263         920,710
   Interest income - cash and cash equivalents        20,919        138,024          96,557         338,914
                                                 -----------   ------------    ------------    ------------
      Total revenues                               2,680,751     12,808,257      12,007,673      22,645,138
                                                 -----------   ------------    ------------    ------------

Expenses:
  Asset management fee to an affiliate               230,305        299,650         723,605       1,012,248
  Expense reimbursements to affiliates                62,406         75,192         156,787         192,367
  Amortization of prepaid fees and expenses          278,555        923,775       1,842,519       2,259,584
  General and administrative                         149,567        160,639         349,630         389,619
  Reduction of provision for impaired
   additional loan (Note 2)                               --       (562,500)       (500,000)       (562,500)
                                                 -----------   ------------    ------------    ------------
       Total expenses                                720,833        896,756       2,572,541       3,291,318
                                                 -----------   ------------    ------------    ------------

Net income                                         1,959,918     11,911,501       9,435,132      19,353,820

Other comprehensive income:

Net change in unrealized gain on MBS                  87,736        323,641         195,102         372,825
                                                 -----------   ------------    ------------    ------------

Total comprehensive income                       $ 2,047,654   $ 12,235,142    $  9,630,234    $ 19,726,645
                                                 ===========   ============    ============    ============

Basic earnings per share                         $       .10   $        .64    $        .51    $       1.05
                                                 ===========   ============    ============    ============

Weighted average Shares outstanding               18,371,477                     18,371,477
                                                 ===========                   ============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

                                    --------

                                                                 For the Nine Months
                                                                 Ended September 30,
                                                           ----------------------------
                                                                2002            2001
                                                           ------------    ------------
Operating activities:
  Net income                                               $  9,435,132    $ 19,353,820
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Amortization of net premium                                 59,824          61,243
     Amortization of prepaid fees and expenses                1,842,519       2,259,584
     Reduction of provision for impaired additional loan       (500,000)       (562,500)
     Changes in assets and liabilities:
        Decrease in interest receivable and other assets        116,874         531,302
        Decrease in deferred income on Additional Loans      (1,242,282)     (1,261,322)
          Increase (decrease) in other liabilities               (6,309)        250,136
                                                           ------------    ------------

Net cash provided by operating activities                     9,705,758      20,632,263
                                                           ------------    ------------

Investing activities:
  Principal collections on MBS                                3,272,036       2,774,005
  Principal collections on Additional Loans                   4,500,500       6,137,851
  Principal collections on PIMs and Insured Mortgages        26,960,598      35,573,502
                                                           ------------    ------------

Net cash provided by investing activities                    34,733,134      44,485,358
                                                           ------------    ------------

Financing activity:
  Dividends                                                 (45,377,549)    (64,300,170)
                                                           ------------    ------------

Net increase (decrease) in cash and cash equivalents           (938,657)        817,451

Cash and cash equivalents, beginning of period                6,453,663       7,089,453
                                                           ------------    ------------

Cash and cash equivalents, end of period                   $  5,515,006    $  7,906,904
                                                           ============    ============

Non cash activities:
  Increase in Fair Value of MBS                            $    195,102    $    372,825
                                                           ============    ============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS

                                    --------

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

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 2002, the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

      The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

      At September 30, 2002, the Trust's PIMs and PIMIs, including Additional Loans, had a fair value of $113,675,528 and gross unrealized gains of $4,116,814. Fair value assumes that the insured first mortgage and the Fannie Mae MBS portion of the PIMs and PIMIs could be sold at prices equal to the amounts being realized by MBS with similar interest rates. Fair value includes the current carrying value of the Additional Loans. Fair value does not include any value for the participation features. The PIMs and PIMIs have maturities ranging from 2008 to 2036. At September 30, 2002, there were no insured mortgage loans within the Trust's portfolio that were delinquent of principal or interest.

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

3.    MBS

      At September 30, 2002, the Trust's MBS portfolio had an amortized cost of approximately $11,987,780 and gross unrealized gains of $476,221. The MBS portfolio has maturities ranging from 2008 to 2031.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                                    --------

4.    Changes in Shareholder's Equity

      A summary of changes in Shareholders' equity for the nine months ended September 30, 2002 is as follows:

                                                                        Accumulated       Total
                                        Common           Retained      Comprehensive  Shareholders'
                                         Stock           Earnings         Income         Equity
                                     -------------      -----------      --------     -------------
Balance at December 31, 2001         $ 166,214,677      $        --      $281,119     $ 166,495,796

Net income                                      --        9,541,999            --         9,541,999

Dividends                              (35,942,417)      (9,541,999)           --       (45,377,549)

Change in unrealized gain on MBS                --               --       195,102           195,102
                                     -------------      -----------      --------     -------------

Balance at September 30, 2002        $ 130,272,260      $        --      $476,221     $ 130,855,348
                                     =============      ===========      ========     =============

5.    Related Party Transactions

      The Trust received $176,908 of Additional Loan Interest during the three months ended September 30, 2001 from an affiliate of the Advisor. The Trust also received participation interest of $8,650,706 from an affiliate of the Advisor during the three months ended September 30, 2001.

      The Trust received $398,549 of Additional Loan Interest from an affiliate of the Advisor during the nine months ended September 30, 2001. The Trust also received participation interest of $8,780,579 from an affiliate of the Advisor during the nine months ended September 30, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Trust's 2001 Annual Report on Form 10-K and in this Form 10-Q.

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Trust's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; the inability of the borrower to meet financial obligations on additional loans; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Advisor.

Liquidity and Capital Resources

At September 30, 2002, the Trust had liquidity consisting of cash and cash equivalents of approximately $5.5 million, as well as the cash inflows provided by PIMs, PIMIs, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demands on the Trust's liquidity are quarterly dividends paid to investors of approximately $2.6 million and special dividends. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, the principal collections received on PIMs, PIMIs and MBS and cash reserves. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. The current dividend rate is $.14 per Share per quarter. The Trustees, based on the Advisor's recommendations, generally set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Trustees may adjust the dividend rate or distribute such funds through a special dividend.

In addition to providing guaranteed or insured monthly principal and interest payments from the insured first mortgage or Fannie Mae MBS portion of a PIM or PIMI, the Trust's investments in the PIMs and PIMIs also may provide additional income through the interest on the Additional Loan portion of the PIMIs as well as participation interest based on operating cash flow and increase in the value realized upon the sale or refinance of the underlying properties. However, these payments and collection of the Additional Loan principal are neither guaranteed nor insured and depend on the successful operations of the underlying properties.

Through the nine months ended September 30, 2002, the Trust had received both installments of Additional Loan interest due in 2002 from two of the PIMI investments, but only the first installment on the three remaining PIMIs. However, the second installment for the other three PIMIs were accrued in Additional Loan interest and were received in October.

The Trust received participation interest based on cash flow generated by property operations from three of its investments during the nine months ended September 30, 2002. Mequon Trails paid $90,334, Martins Landing paid $195,465 and the Lakes paid $416,391. In addition, the Trust received and recognized participation interest related to the Norumbega Pointe payoff (see below).

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

During the third quarter of 2002, the borrower on the Mequon Trails PIM notified the Advisor of its intention to refinance the property. This transaction would require a payoff of the insured mortgage as well as all other amounts due to the Trust under the PIM loan documents. An independent appraisal firm has been contracted to appraise the property's value to determine whether there has been a sufficient increase in value for the Trust to earn any participation interest. Currently, the borrower's expectation is that the transaction will occur prior to December 31, 2002.

The Advisor was also notified during the third quarter that the borrower on the Sunset Summit PIMI intends to payoff both the insured mortgage and the Additional Loan in the fourth quarter. In addition, the Advisor was notified that the borrower on the Oasis at Springtree PIMI intends to payoff the Additional Loan in the first quarter 2003.

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

The Trust has the option to call certain PIMs and all the PIMIs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. If the call feature is exercised, then the insurance feature of the loan would be cancelled. Therefore, the Advisor will determine the merits of exercising the call option for each PIM and PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

Critical Accounting Policies

The Trust's critical accounting policies relate primarily to revenue recognition related to the participation features of the Trust's PIM and PIMI investments as well as the recognition of deferred interest income on Additional Loans. The Trust's policies are as follows:

Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Fannie Mae MBS. The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is consummated. Consummation of a transaction could be the sale or refinancing of the underlying real estate which results in a cash payment to the Trust or a cash payment made to the Trust from Surplus Cash relative to the participation feature.

The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments were from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMI's generate sufficient cash flow to make the required Additional Loan interest payments and the Additional Loan value is deemed collectible, the Trust recognizes income as earned and commences amortization of the deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

Results of Operations

The Trust's net income decreased in the three months ended September 30, 2002 as compared to September 30, 2001 primarily due to decreases in basic interest on PIMs and PIMIs, Additional Loan interest, participation interest, cash and cash equivalents and an increase in the provision for impaired mortgage loans. These were partially offset by a decrease in amortization expense. Basic interest on PIMs and PIMIs and Additional Loan interest decreased due to the Norumbega Pointe and Windmill Lakes payoffs in 2002 and the payoff of the Seasons PIMI in July 2001. Participation interest decreased in the three months ended September 30, 2002 as compared to the same period last year primarily due to the payoff of the Seasons PIMI in July 2001. Interest from cash and cash equivalents decreased due to lower average balances available for short-term investing and lower interest rates earned on those balances. The provision for impaired mortgage increased due to a reduction of the impairment provision for the Windmill Lakes PIMI recorded in the third quarter of 2001. Amortization expense was greater during the three months ended September 30, 2001 as compared to September 30, 2002 as a result of the full amortization of the remaining prepaid fees and expenses on the PIMI prepayments in 2001.

The Trust's net income decreased during the nine months ended September 30, 2002 as compared to September 30, 2001 primarily due to decreases in basic interest on PIMs and PIMIs and participation interest. These decreases were partially offset by an increase in Additional Loan interest. Basic interest on PIMs and PIMIs decreased due to the Norumbega Pointe and Windmill Lakes payoffs in 2002 and the payoff of the Hunters Pointe PIMI in March 2001 and the Seasons PIMI in July 2001. Participation interest decreased in the nine months ended September 30, 2002 as compared to the same period last year primarily due to the participation interest collected from the Seasons and Hunters Pointe payoffs in 2001 being greater than the participation interest collected from the Norumbega payoff in 2002. Additional Loan interest increased primarily due to the recognition of deferred income from the Norumbega Pointe payoff and base interest recognized from the Windmill Lakes payoff.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Trust's investments in insured mortgages and MBS are guaranteed and/or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") or HUD, and therefore, the certainty of their cash flows and the risk of a material loss of the amounts invested depends upon the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. However, obligations of Fannie Mae are not backed by the U.S. Government. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States with significant experience in mortgage securitizations. In addition, their MBS instruments carry the highest credit rating given to financial instruments. Also, the Secretary of the Treasury of the United States has discretionary authority to lend up the $2.25 billion to Fannie Mae at any time. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

Collection of the principal and interest of the Additional Loans and interest on the participation features have similar risks as those associated with higher risk debt instruments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, ability to maintain the properties and obtain adequate insurance coverage. Operations also may be affected by adverse changes in general economic conditions, local conditions and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

The Trust includes in cash and cash equivalents approximately $4.6 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2002, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its PIM and PIMI investments to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

The Trust monitors prepayments and considers prepayment trends, as well as dividend requirements of the Trust, when setting regular dividend policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs and PIMIs, the Trust incorporates prepayment assumptions into planning as individual properties notify the Trust of the intent to prepay or as they are scheduled to mature.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Chairman of the Board and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. Based upon that evaluation, the Chairman of the Board and the Chief Accounting Officer concluded that the Trust's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Trust required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Trust's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                        KRUPP GOVERNMENT INCOME TRUST II

                           PART II - OTHER INFORMATION

                                     -------

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


                                       Krupp Government Income Trust II
                                       (Registrant)


                                   BY: /s/ Robert A. Barrows
                                       -------------------------------------
                                       Robert A. Barrows
                                       Treasurer and Chief Accounting Officer of
                                       Krupp Government Income Trust II.


 DATE:  November 11, 2002

Certifications

I, Douglas Krupp, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Krupp Government Income Trust II;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


                                /s/ Douglas Krupp
                                -----------------
                                  Douglas Krupp
                              Chairman of the Board

Certifications

I, Robert A. Barrows, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Krupp Government Income Trust II;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


                              /s/ Robert A. Barrows
                              ---------------------
                                Robert A. Barrows
                            Chief Accounting Officer