Form 10-K/A
period 2001-12-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 2003-01-07
CIK 872467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from____________to____________

        Commission file number 0-20164

                        Krupp Government Income Trust II
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                 04-3073045
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

One Beacon Street, Boston, Massachusetts                    02108
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code) (617) 523-0066

Securities registered pursuant to Section 12(b) of the Act:

Title                                      Name of Exchange on which Registered
-----                                      ------------------------------------
SHARES OF BENEFICIAL INTEREST                     NONE

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes / /  No /X/

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference: see Item 15

The exhibit index is located on pages 13-17.

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

The Trust anticipates that there will be sufficient cash flow from the mortgages to meet cash requirements. To the extent that the Trust's cash flow should be insufficient to meet the Trust's operating expenses and liabilities, it will be necessary for the Trust to obtain additional funds by liquidating its investment in one or more mortgages or by borrowing. The Trust may pledge mortgages as security for any permitted borrowing.

The Trust may not borrow funds in connection with the acquisition or origination of mortgages. However, it may borrow funds in order to meet working capital requirements of the Trust. In this event, the Trust may borrow funds from third parties on a short-term basis. The declaration of trust limits the amount that may be borrowed by the Trust. Borrowing agreements between the Trust and a lender may also restrict the amount of indebtedness that the Trust may incur. The declaration of trust prohibits the Trust from issuing debt securities to institutional lenders and banks, and the Trust may not issue debt securities to the public except in some circumstances. The Trust, under some circumstances, may borrow funds from the advisor, a trustee or an affiliate of the Trust or any trustee. However, a majority of the independent trustees, not otherwise interested in such transaction, must approve the transaction as being fair, competitive and commercially reasonable and no less favorable to the Trust than loans between unaffiliated lenders and borrowers under the same circumstances. The Trust has not borrowed any funds during the past and does not intend to do so in the future.

The FHA coinsurance loan program under Section 221(d)(4) of the National Housing Act provides for loans with 40-year terms. However, this program allows for a call option at any time after ten years, upon one year's notice. The Fannie Mae Delegated Underwriting and Servicing program provides for loans with seven, ten or 15 year terms and an amortization period of 35 years. The subordinated promissory notes and subordinated mortgages that secure the participation feature of the insured mortgages and PIMs and the notes that evidence the additional loans provide for acceleration of maturity at the earlier of the sale of the underlying property or the call date.

From time to time, the Trust expects that it may realize the principal and participation in residual value, if any, of its mortgages before maturity. It is expected that the mortgages will be repaid after a period of ownership of approximately ten years from the dates of the closings of the permanent loans. Realization of the value of mortgages may, however, be made at an earlier or later date.

The Trust will not underwrite securities of other issuers, offer securities in exchange for property or invest in securities of other issuers for the purpose of exercising control and has not engaged in any of these activities during the past. The declaration of trust does not permit the Trust to issue senior securities. The Trust has not repurchased or reacquired any of its shares from shareholders in the past. The Trust may not make loans to the advisor, any trustee, any affiliate of the advisor or any trustee or any other person, other than mortgage investments of the type described above. The Trust has not made any loans during the past.

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

              (Amounts in thousands, except for per Share amounts)

                                              2001         2000         1999         1998         1997
                                           ----------   ----------   ----------   ----------   ----------
Total revenues                             $   25,330   $   16,978   $   19,613   $   21,630   $   21,291

Net income                                 $   22,141   $   13,625   $   14,974   $   13,183   $   16,263

Net income per Share                       $     1.21   $      .74   $      .82   $      .72   $      .89

Weighted average Shares outstanding            18,371       18,371       18,371       18,371       18,371

Total assets at December 31                $  167,764   $  215,521   $  231,209   $  267,410   $  293,158

Average dividends per Share                $     3.74   $     1.62   $     2.73   $     2.12   $     1.25

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

The payoff of the Seasons PIMI was a result of the sale of the underlying property by the borrower, Maryland Associates Limited Partnership ("MALP"), which is an affiliate of the Adviser, to an affiliate of MALP's general partner. Because the sale of the underlying property was to an affiliate, the Independent Trustees of the Trust were required to approve the transaction, which they did based upon a number of factors, including an appraisal of the underlying property prepared by an independent third party MAI appraiser. The purchase price paid by the affiliate for the underlying property was $1.6 million greater than the value indicated by such appraisal. Both the Trustees and the Advisor believed that the market capitalization rate utilized in the appraisal was too high based on their knowledge of recent sales in the market and agreed that the true fair value was the ultimate purchase price paid by the affiliate.

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

The Trust has the option to call certain PIMs and all the PIMIs by accelerating their maturity. If the call feature is exercised for the whole PIM or PIMI then the insurance feature of the loan would be cancelled. Therefore, the Advisor will determine the merits of exercising the call option for each PIM and PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

CRITICAL ACCOUNTING POLICIES

The Trust's critical accounting policies relate primarily to revenue recognition related to the participation features of the Trust's PIM and PIMI investments as well as the recognition of deferred interest income on the Additional Loans. The Trust's policies are as follows:

Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Fannie Mae MBS. The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Trust or a cash payment made to the Trust from surplus cash relative to the participation feature. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMIs generate sufficient cash flow to make the required Additional Loan interest payments and the Additional Loan value is deemed collectible, the Trust recognizes income as earned and commences amortizing deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

The Trust also fully reserves the portion of any Additional Loan interest payment satisfied through the issuance of an operating loan and any associated interest due on such operating loan. The Trust will recognize the income related to the operating loan when the borrower repays amounts due under the operating loan.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSESSMENT OF CREDIT RISK

The Trust's investments in insured mortgages and MBS, are guaranteed and/or insured by Fannie Mae, FHLMC, GNMA and HUD, and therefore, the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

INTEREST RATE RISK

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2001, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold its PIM and PIMI investments to expected maturity while it's expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

                                               Expected maturity dates ($ in thousands)
                             ------------------------------------------------------------------------
                               2002        2003        2004         2005         2006      Thereafter    Total      Fair Value(1)
                                                                                                         Face
                                                                                                         Value
                             ----------------------------------------------------------------------------------------------------
Interest-sensitive assets:

MBS                          $  1,821    $  1,557    $   1,334    $   1,146    $     989   $    8,254   $  15,101      $   15,601
 WAIR                            7.60%       7.60%        7.60%        7.60%        7.60%        7.60%       7.60%

PIMS                              422         455          491          529          570       34,823      37,290          37,978
 WAIR                            7.05%       7.05%        7.05%        7.06%        7.06%        7.06%       7.06%

PIMIS
 Insured Mortgages             16,301       1,257        1,361        1,472        1,593       63,641      85,625          86,664
 WAIR                            6.71%       6.71%        6.71%        6.71%        6.71%        6.71%       6.83%

Additional Loans                6,963       4,864        2,290        4,600            -            -      18,717          17,655
 WAIR                            7.00%       7.00%        7.00%        7.00%        0.00%        0.00%       7.04%
                             --------    --------    ---------    ---------    ---------   ----------   ---------      ----------

Total Interest-
 Sensitive Assets            $ 25,507    $  8,133    $   5,476    $   7,747    $   3,152   $  106,718   $ 156,733      $  157,898
                             ========    ========    =========    =========    =========   ==========   =========      ==========

(1) The methodology used by the Trust to estimate the fair value of each class of financial instrument is described in Note I to the Trust's financial statements presented in Appendix A to this report. As described in that note, the Trust does not include an estimate of value for the participation interest associated with its PIM and PIMI investments.

OPERATIONS

The following relates to the operations of the Trust during the years ended December 31, 2001, 2000, and 1999.

                                                            (amounts in thousands, except per Share amounts)
                                                                         Years Ended December 31,
                                                                         ------------------------
                                                           2001                       2000                    1999
                                                           ----                       ----                    ----
                                                                  Per                       Per                     Per
                                                  Amount         Share        Amount       Share      Amount       Share
                                               ------------   -----------  ------------  ---------   ---------   ---------
Interest on PIMs and PIMIs:
   Basic interest                              $      9,674   $       .52  $     11,260  $     .61   $  11,998   $     .66
   Additional Loan interest                           2,208           .12         1,784        .10       1,712         .09
   Participation interest                            11,873           .64         1,915        .11       1,592         .08
Interest income on MBS                                1,197           .07         1,455        .08       3,251         .18
Interest income - cash and cash equivalents             378           .02           564        .03       1,060         .06
Trust expenses                                       (2,081)         (.11)       (2,215)      (.12)     (2,274)       (.12)
Amortization of prepaid fees and
   expenses                                          (2,608)         (.14)       (2,132)      (.12)     (2,365)       (.13)
Reduction of provision for
   impaired Additional Loans                          1,500           .09           994        .05           -           -
                                               ------------   -----------  ------------  ---------   ---------   ---------
 Net Income                                    $     22,141   $      1.21  $     13,625  $     .74   $  14,974   $     .82
                                               ============   ===========  ============  =========   =========   =========

Weighted Average
   Shares Outstanding                                  18,371,477                 18,371,477              18,371,477
                                                       ==========                 ==========              ==========

The Trust's net income increased in 2001 when compared to 2000 primarily due to an increase in participation interest on PIMs and PIMIs. This was partially offset by a decrease in basic interest from PIMs and PIMIs. Participation interest increased primarily due to the Seasons payoff in July 2001 and the Falls at Hunters Pointe payoff in March 2001. The payoffs also caused basic interest from PIMs and PIMIs to decrease.

The Trust's net income decreased for 2000 when compared to 1999 due primarily to lower interest income. Basic interest on PIMs and PIMIs decreased due to the payoff of the Windsor Lake PIMI in January of 2000. MBS interest decreased due to the payoff of the Estates MBS in 1999 and the receipt of a $1.0 million prepayment premium at payoff. These items were partially offset as the Trust reversed its provision for impaired mortgage loans, associated with the Oasis additional loan, by $994,000 as a result of improved property operations.

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

Class of       Name of Beneficial           Amount and Nature of   Percent
 Stock              Owner                    Beneficial Interest   of Class
---------      ------------------           ---------------------  ---------
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Advisory Service Agreement, the Advisor receives an Asset Management Fee equal to .75% per annum of the value of the Trust's actual and committed invested assets payable quarterly. During 2001, the Advisor received $1,309,430 related to the Asset Management Fee.

The Trust also reimburses affiliates of the Advisor for certain expenses incurred in connection with maintaining the books and records of the Trust, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses. During 2001, The Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the Advisor, received a total of $273,830 in reimbursements.

The Trust received $398,549 of base interest from The Seasons Additional Loan in 2001. In addition, the Trust received $8,780,579 in 2001 related to participating interest income on the Seasons PIMI. Maryland Associates Limited Partnership was the owner of the Seasons. The Krupp Company Limited Partnership- IV, the general partner of the Maryland Associates Limited Partnership, is an affiliate of the Advisor.

ITEM 14. CONTROLS AND PROCEDURES

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         (10.43) Mortgage Note dated July 26, 1994 for Mill Pond II Limited Partnership and Krupp Mortgage Company Limited Partnership. [Exhibit 10.101 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.44) Multifamily Subordinated Mortgage, Assignment of Rents and Security Agreement dated July 26, 1994 between Mill Pond II Limited Partnership and Krupp Government Income Trust II. [Exhibit 10.102 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.45) Subordinated Promissory Note, dated July 26, 1994, between Mill Pond II Limited Partnership and Krupp Government Income Trust. [Exhibit 10.103 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

         (10.46) Agreement re Subordinated Note dated July 26, 1994, between Berkshire Mortgage Finance Corporation and Krupp Government Income Trust. [Exhibit 10.104 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

     (99)           OTHER

         (99.1)     Chairman of the Board Certification pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (99.2)     Chief Accounting Officer Certification pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanex-Oxley Act of 2002.

         * Incorporated by reference
         + Filed herein

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of January, 2003.

                                   KRUPP GOVERNMENT INCOME TRUST II


                                   By: /s/  Douglas Krupp
                                      -------------------
                                       Douglas Krupp, Chairman of Board of
                                       Trustees and a Trustee of Krupp
                                       Government Income Trust II


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 7th day of January, 2003.

SIGNATURES                        TITLE(S)

 /s/ Douglas Krupp                Chairman of Board of Trustees and a
----------------------------      Trustee of Krupp Government Income Trust II
Douglas Krupp

 /s/ Robert A. Barrows            Treasurer of Krupp Government Income Trust II
----------------------------
Robert A. Barrows

 /s/ Charles N. Goldberg          Trustee of Krupp Government Income Trust II
----------------------------
Charles N. Goldberg

 /s/ J. Paul Finnegan             Trustee of Krupp Government Income Trust II
----------------------------
J. Paul Finnegan

 /s/ Stephen Puleo                Trustee of Krupp Government Income Trust II
----------------------------
Stephen Puleo

CERTIFICATIONS

I, Douglas Krupp, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Krupp Government Income Trust II;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 7, 2003


                                                  /s/ Douglas Krupp
                                              -----------------------
                                                   Douglas Krupp
                                               Chairman of the Board

CERTIFICATIONS

I, Robert A. Barrows, certify that:

1. I have reviewed this annual report on Form 10-K/A of Krupp Government Income Trust II;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 7, 2003


                                                /s/ Robert A. Barrows
                                              -------------------------
                                                  Robert A. Barrows
                                               Chief Accounting Officer

                                   APPENDIX A

                        KRUPP GOVERNMENT INCOME TRUST II

                                   ----------


                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2001

                        KRUPP GOVERNMENT INCOME TRUST II

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   ----------

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

                                   ----------

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


PricewaterhouseCoopers LLP
Boston, Massachusetts
March 14, 2002

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS

                           December 31, 2001 and 2000

                                   ----------

                                                                      2001              2000
                                                                ---------------   ---------------
                                     ASSETS

Participating Insured Mortgage Investments
 ("PIMIs")(Notes B, C and I)
    Insured mortgages                                           $    85,625,185   $   121,208,064
    Additional loans, net of impairment provision of $500,000
     and $2,000,000, respectively                                    17,654,500        22,292,351
Participating Insured Mortgages ("PIMs")
    (Notes B, D and I)                                               37,239,922        37,631,330
Mortgage-Backed Securities ("MBS")
    (Notes B, E and I)                                               15,600,964        19,124,031
                                                                ---------------   ---------------

           Total mortgage investments                               156,120,571       200,255,776

Cash and cash equivalents (Notes B and I)                             6,453,663         7,089,453
Interest receivable and other assets                                  1,174,106         1,552,568
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $7,964,938 and
 $8,957,065, respectively (Note B)                                    2,913,250         4,838,771
Prepaid participation servicing fees, net of
 accumulated amortization of $2,420,697 and
 $2,711,086, respectively (Note B)                                    1,102,473         1,784,633
                                                                ---------------   ---------------

           Total assets                                         $   167,764,063   $   215,521,201
                                                                ===============   ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note B)                    $     1,242,282   $     2,503,604
Other liabilities                                                        25,985            53,273
                                                                ---------------   ---------------

           Total liabilities                                          1,268,267         2,656,877
                                                                ---------------   ---------------

Shareholders' equity (Notes A, F and J)
    Common stock, no par value; 25,000,000
      Shares authorized; 18,371,477 Shares
      issued and outstanding                                        166,214,677       212,783,023

    Accumulated comprehensive income
      (Notes B and E)                                                   281,119            81,301
                                                                ---------------   ---------------

           Total Shareholders' equity                               166,495,796       212,864,324
                                                                ---------------   ---------------

           Total liabilities and Shareholders' equity           $   167,764,063   $   215,521,201
                                                                ===============   ===============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 2001, 2000 and 1999

                                   ----------

                                                               2001                2000                1999
                                                         ----------------    ----------------    ----------------
Revenues:
    Interest income - PIMs and PIMIs:
      Basic interest                                     $      9,673,656    $     11,259,617    $     11,998,012
      Additional Loan interest                                  2,207,942           1,783,933           1,712,260
      Participation interest                                   11,873,054           1,915,557           1,591,932
    Interest income - MBS                                       1,197,120           1,455,367           3,251,078
    Interest income - cash and cash equivalents                   378,045             563,723           1,059,900
                                                         ----------------    ----------------    ----------------

         Total revenues                                        25,329,817          16,978,197          19,613,182
                                                         ----------------    ----------------    ----------------

Expenses:
    Asset management fee to an affiliate (Note G)               1,309,430           1,529,418           1,718,942
    Expense reimbursements to affiliates (Note G)                 267,554             300,348             276,901
    Amortization of prepaid fees and expenses (Note B)          2,607,681           2,131,748           2,365,254
    General and administrative (Note G)                           504,174             385,879             277,747
    Reduction of provision for impaired additional
      loan (Notes B and C)                                     (1,500,000)           (994,000)                  -
                                                         ----------------    ----------------    ----------------

         Total expenses                                         3,188,839           3,353,393           4,638,844
                                                         ----------------    ----------------    ----------------

Net income (Notes B and H)                                     22,140,978          13,624,804          14,974,338

Other comprehensive income:

    Net change in unrealized
      gain (loss) on MBS                                          199,818             635,251          (1,101,186)
                                                         ----------------    ----------------    ----------------

Total comprehensive income                               $     22,340,796    $     14,260,055    $     13,873,152
                                                         ================    ================    ================

Basic earnings per Share                                 $           1.21    $            .74    $            .82
                                                         ================    ================    ================

Weighted average Shares
  outstanding                                                  18,371,477          18,371,477          18,371,477
                                                         ================    ================    ================

                      The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 2001, 2000 and 1999

                                   ----------

                                                                                   Accumulated           Total
                                                                 Retained         Comprehensive      Shareholders'
                                            Common Stock         Earnings         Income (Loss)          Equity
                                           ---------------    ---------------    ---------------    ---------------
Balance at December 31, 1998               $   264,099,856    $             -    $       547,236    $   264,647,092

Dividends                                      (35,179,844)       (14,974,338)                 -        (50,154,182)

Net income                                               -         14,974,338                  -         14,974,338

Change in unrealized loss on MBS                         -                  -         (1,101,186)        (1,101,186)
                                           ---------------    ---------------    ---------------    ---------------

Balance at December 31, 1999                   228,920,012                  -           (553,950)       228,366,062

Dividends                                      (16,136,989)       (13,624,804)                 -        (29,761,793)

Net income                                               -         13,624,804                  -         13,624,804

Change in unrealized gain on MBS                         -                  -            635,251            635,251
                                           ---------------    ---------------    ---------------    ---------------

Balance at December 31, 2000                   212,783,023                  -             81,301        212,864,324

Dividends                                      (46,568,346)       (22,140,978)                 -        (68,709,324)

Net income                                               -         22,140,978                  -         22,140,978

Change in unrealized gain on MBS                         -                  -            199,818            199,818
                                           ---------------    ---------------    ---------------    ---------------

Balance at December 31, 2001               $   166,214,677    $             -    $       281,119    $   166,495,796
                                           ===============    ===============    ===============    ===============

Shares issued and outstanding for each of the three years in the period ended December 31, are 18,371,477.

                      The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999

                                   ----------

                                                                         2001               2000                1999
                                                                    ---------------    ---------------    ---------------
Operating activities:
  Net income                                                        $    22,140,978    $    13,624,804    $    14,974,338
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Amortization of net premium                                            75,585             58,017            173,055
      Amortization of prepaid fees and expenses                           2,607,681          2,131,748          2,365,254
      Reduction of provision for impaired additional loans               (1,500,000)          (994,000)                 -
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                   378,462             76,981             53,333
         Decrease in deferred income on Additional Loans                 (1,261,322)          (189,372)           (26,367)

         (Decrease) increase in other liabilities                          (127,288)             3,248            106,462
                                                                    ---------------    ---------------    ---------------

   Net cash provided by operating activities                             22,314,096         14,711,426         17,646,075
                                                                    ---------------    ---------------    ---------------

Investing activities:
  Principal collections on MBS                                            3,647,045          2,580,441         19,432,484
  Principal collections on Additional Loans                               6,137,851                  -          2,000,000
  Principal collections on PIMs and Insured Mortgages                    35,974,542         10,905,706          1,718,718
                                                                    ---------------    ---------------    ---------------

   Net cash provided by investing activities                             45,759,438         13,486,147         23,151,202
                                                                    ---------------    ---------------    ---------------

Financing activity:
  Dividends                                                             (68,709,324)       (29,761,793)       (50,154,182)
                                                                    ---------------    ---------------    ---------------

Net decrease in cash and cash equivalents                                  (635,790)        (1,564,220)        (9,356,905)

Cash and cash equivalents, beginning of period                            7,089,453          8,653,673         18,010,578
                                                                    ---------------    ---------------    ---------------

Cash and cash equivalents, end of period                            $     6,453,663    $     7,089,453    $     8,653,673
                                                                    ===============    ===============    ===============

Non cash activities:
 Increase (decrease) in Fair Value of MBS                           $       199,818    $       635,251    $    (1,101,186)
                                                                    ===============    ===============    ===============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

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

        MBS

        The Trust, in accordance with the Financial Accounting Standards Board's Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), classifies its MBS portfolio as available-for-sale. The Trust classifies its MBS portfolio as available-for-sale as the Trust expects that a portion of the MBS portfolio will remain after all of the PIMs and PIMIs payoff and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Trust. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

        PIMs AND PIMIs

        The Trust accounts for its MBS portion of a PIM or PIMI investment in accordance with FAS 115, under the classification of held to maturity as these investments have a participation feature. As a result, the Trust would not sell or otherwise dispose of the MBS. Accordingly, the Trust has both the intention and ability to hold these investments to expected maturity. The Trust carries these MBS at amortized cost.

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

        Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Fannie Mae MBS. The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                                   ----------

B.      SIGNIFICANT ACCOUNTING POLICIES, Continued

        PIMs AND PIMIs, continued

        underlying real estate which results in a cash payment to the Trust or a cash payment made to the Trust from surplus cash relative to the participation feature. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMIs generate sufficient cash flow to make the required Additional Loan interest payments and the Additional Loan value is deemed collectible, the Trust recognizes income as earned and commences amortizing deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

        The Trust also fully reserves the portion of any Additional Loan interest payment satisfied through the issuance of an operating loan and any associated interest due on such operating loan. The Trust will recognize the income related to the operating loan when the borrower repays amounts due under the operating loan.

        IMPAIRED MORTGAGE LOANS

        Impaired loans are those Additional Loans which the Advisor believes that the collection of all amounts due in accordance with the contractual terms of the loan agreement are not likely. Impaired loans are measured based on the fair value of the underlying collateral net of estimated selling costs. The Trust measures impairment on these loans quarterly. Interest received on impaired loans is generally applied against the loan principal.

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

        INCOME TAXES

        The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and believes it will continue to meet all such qualifications. Accordingly, the Trust will not be subject to federal income taxes on amounts distributed to shareholders provided it distributes annually at least 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Therefore, no provision for federal income taxes has been recorded in the financial statements.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                                   ----------

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

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                                   ----------

C.      PIMIs, Continued

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

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                                   ----------

C.      PIMIs, Continued

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

        The payoff of the Seasons PIMI was a result of the sale of the underlying property by the borrower, Maryland Associates Limited Partnership ("MALP"), which is an affiliate of the Adviser, to an affiliate of MALP's general partner. Because the sale of the underlying property was to an affiliate, the Independent Trustees of the Trust were required to approve the transaction, which they did based upon a number of factors, including an appraisal of the underlying property prepared by an independent third party MAI appraiser. The purchase price paid by the affiliate for the underlying property was $1.6 million greater than the value indicated by such appraisal. Both the Trustees and the Advisor believed that the market capitalization rate utilized in the appraisal was too high based on their knowledge of recent sales in the market and agreed that the true fair value was the ultimate purchase price paid by the affiliate.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                                   ----------

C.      PIMIs, Continued

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

        The Trust's investments in PIMIs consists of the following at December 31, 2001 and 2000:

                                   Approximate                                   Balance Outstanding At December 31,
     Insured            Loan         Monthly        Interest        Maturity     -----------------------------------
    Mortgages          Amount        Payments         Rate            Date            2001                 2000
-----------------  -------------   ------------   ------------    ------------   --------------      ---------------
FHA
The Seasons        $  23,224,649  $           -              -               -   $            -      $    22,054,045

Hunters Pointe        12,789,100              -              -               -                -           12,362,037

Norumbega Point       15,598,500        101,100          7.375%       02/01/36       15,139,275           15,231,817

FNMA (a)
Crossings Village     12,907,334         82,500           6.75%       10/01/08       11,722,936           11,913,997

Martin's Landing      11,200,000         69,600           6.50%       12/01/08       10,153,225           10,322,038

Sunset Summit         10,192,801         63,400           6.50%       10/01/08        9,246,686            9,400,427

Oasis                 12,401,673         79,100           6.75%       07/01/09       11,432,503           11,603,141

Windmill Lakes        11,600,000         74,600          6.825%       03/01/10       10,767,647           10,920,913

The Lakes             18,387,653        118,000          6.825%       07/01/10       17,162,913           17,399,649
                   -------------  -------------                                  --------------      ---------------

                   $ 128,301,710  $     588,300                                  $   85,625,185(d)   $   121,208,064
                   =============  =============                                  ==============      ===============

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                                   ----------

C.      PIMIs, Continued

                                                                                             Base        Preferred
                                                                                Maturity    Interest      Interest
        Additional Loans                         2001              2000           Date        Rate          Rate
        ----------------                   -------------      -------------    ----------   --------     ---------
        The Seasons                        $           -      $   4,925,351             -       -            -
        Hunters Pointe                                 -            650,000             -       -            -
        Norumbega Pointe                       3,063,000          3,063,000      07/02/06       7%          10%
        Crossings Village                      2,584,000          2,584,000      10/01/08       7%           9%
        Martin's Landing                       2,280,000          2,280,000      12/01/08       7%          12%
        Sunset Summit                          1,900,000          1,900,000      12/01/08       7%           9%(b)
        Oasis                                  2,290,000          2,290,000      09/01/09       7%        9.25%
        Windmill Lakes (c):
            Due Contractually                  2,000,000          2,000,000      03/01/10     7.5%         9.5%
            Interest applied                    (562,500)                 -
                                           -------------      -------------
            Carrying Value                     1,437,500          2,000,000
        The Lakes                              4,600,000          4,600,000      07/01/10       7%           9%
                                           -------------      -------------

                                           $  18,154,500(e)   $  24,292,351
                                           =============      =============

        (a) Monthly principal and interest payments are based on a 30-year amortization. The unpaid principal balances due at maturity are as follows:

                    Crossings Village              $    9,917,000
                    Martin's Landing               $    8,524,000
                    Sunset Summit                  $    7,763,000
                    Oasis                          $    9,550,000
                    Windmill Lakes                 $    8,907,000
                    The Lakes                      $   14,118,000

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

                                   ----------

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

        The activity in the valuation allowance together with the related recorded and carrying value of the mortgage loans is as follows as of December 31, 2001:

                                          Recorded        Valuation      Carrying
                                            Value         Allowance       Value
                                        ------------     -----------    ----------
        Windmill Lakes                  $  1,437,500     $   500,000    $  937,500
                                        ============     ===========    ==========

        Reconciliations of activity for 2001, 2000 and 1999 are as follows:

INSURED MORTGAGES

                                                2001            2000             1999
                                           -------------    -------------    -------------
Balance at beginning of period             $ 121,208,064    $ 131,750,452    $ 133,132,325

Principal collections                        (35,582,879)     (10,542,388)      (1,381,873)
                                           -------------    -------------    -------------

Balance at end of period                   $  85,625,185    $ 121,208,064    $ 131,750,452
                                           =============    =============    =============

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                                   ----------

C.      PIMIs, Continued

ADDITIONAL LOANS

                                               2001             2000             1999
                                           -------------    -------------    -------------
Balance at beginning of period             $  22,292,351    $  21,298,351    $  23,298,351

Interest received and recognized
  as Additional Loan prepayment                 (562,500)               -                -

Additional Loan prepayments                   (5,575,351)               -       (2,000,000)

Adjustment to valuation allowance              1,500,000          994,000                -
                                           -------------    -------------    -------------

Balance at end of period                   $  17,654,500    $  22,292,351    $  21,298,351
                                           =============    =============    =============

PROPERTY DESCRIPTIONS:

- Norumbega Point is a 93-unit assisted living facility in Weston, Massachusetts.
- Crossings Village Apartments ("Crossings Village") is a 286-unit apartment complex located in Westlake, Ohio.
- Martin's Landing Apartments ("Martin's Landing") is a 300-unit apartment complex in Roswell, Georgia.
- Sunset Summit Apartments ("Sunset Summit") is a 261-unit apartment complex located in Portland, Oregon.
- Oasis at Springtree ("Oasis") is a 276-unit apartment complex located in Sunrise, Florida.
- Windmill Lakes Apartments ("Windmill Lakes") is a 264-unit garden style apartment complex in Pembroke Pines, Broward County, Florida.
- The Lakes at Vinings Apartments ("The Lakes") is a 464-unit garden and townhouse style apartment complex in Vinings, Georgia.

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

                                   ----------

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

        The Trust's PIMs consisted of the following at December 31, 2001 and 2000:

                                         Approximate
                          Original         Monthly         Interest        Maturity
        PIM                Amount          Payments          Rate            Date           Balance Outstanding At December 31,
     ---------         --------------   --------------   --------------  --------------     -----------------------------------
                                                                                                 2001                 2000
                                                                                            --------------       --------------
FNMA
Mequon Trails          $   14,937,726   $       93,500             6.50%       01/01/08(a)  $   13,276,440       $   13,525,695

FHA
Rivergreens II              6,137,199           39,800            7.375%       01/01/35          5,917,280            5,956,517

Mill Ponds II               8,245,300           51,900            7.125%       12/01/35          7,982,225            8,034,349

The Fountains              10,336,000           70,800             7.50%(b)    11/01/36         10,063,977           10,114,769
                       --------------   --------------                                      --------------       --------------

   Total               $   39,656,225   $      256,000                                      $   37,239,922(c)    $   37,631,330
                       ==============   ==============                                      ==============       ==============

(a) Principal and interest payments are based on a 30-year amortization. Unpaid principal of approximately $11,267,000 is due at maturity.
(b) Construction-phase interest rate was 7.875%. Received Final Endorsement in April 1998.
(c)  The aggregate cost for federal income tax purposes is $37,239,922.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                                   ----------

D.      PIMs, Continued

        Reconciliations of activity for 2001, 2000 and 1999 are as follows:

                                                                 2001            2000            1999
                                                             ------------    ------------    ------------
        Balance at beginning of period                       $ 37,631,330    $ 37,994,412    $ 38,331,257

        Discount amortization                                         255             236             217

        Principal collections                                    (391,663)       (363,318)       (337,062)
                                                             ------------    ------------    ------------

        Balance at end of period                             $ 37,239,922    $ 37,631,330    $ 37,994,412
                                                             ============    ============    ============

PROPERTY DESCRIPTIONS:

- Mequon Trails Townhomes ("Mequon Trails") is a 246-unit apartment complex located in Mequon, Wisconsin.
- Rivergreens II Apartments ("Rivergreens II") is a 126-unit apartment complex in Gladstone, Oregon.
- Mill Ponds II Apartments ("Mill Ponds II") is a 150-unit apartment complex in Bellbrook, Ohio.
- The Fountains Apartments ("The Fountains") is a 204-unit apartment complex in West Des Moines, Iowa.

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

            Maturity Date                           Fair Value      Unrealized Gain
            -------------                         ---------------   ---------------
            2002 - 2006                           $             -   $             -
            2007 - 2011                                 3,622,586            67,189
            2012 - 2031                                11,978,378           213,930
                                                  ---------------   ---------------

               Total                              $    15,600,964   $       281,119
                                                  ===============   ===============

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

                                   ----------

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

H.      FEDERAL INCOME TAXES

        The reconciliation of the income reported in the accompanying statement of income with the income reported in the Trust's 2001 federal income tax return follows:

        Net income per statement of income                                           $ 22,140,978

        Less: Book to tax difference for amortization of prepaid fees and expenses     (1,322,819)

        Less: Book to tax difference for Additional Loan interest income               (1,037,081)

        Less: Reduction of provision for impaired mortgage loans                         (962,500)
                                                                                     ------------

        Net income for federal income tax purposes                                   $ 18,818,578
                                                                                     ============

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

                                   ----------

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

        At December 31, 2001 and 2000, the estimated fair values of the Trust's financial instruments are as follows:

                                                                   (rounded to thousands)
                                                              2001                        2000
                                                    ------------------------     -----------------------
                                                       Fair        Carrying        Fair        Carrying
                                                       Value         Value         Value         Value
                                                    ----------    ----------     ---------    ----------
         Cash and cash equivalents                  $    6,454    $    6,454     $   7,089    $    7,089

         MBS                                            15,601        15,601        19,124        19,124

         PIMs and PIMIs:
             PIMs                                       37,978        37,240        36,568        37,631
             Insured mortgages                          86,664        85,625       118,389       121,208
             Additional loans                           17,655        17,655        22,292        22,292
                                                    ----------    ----------     ---------    ----------

                                                    $  164,352    $  162,575     $ 203,462    $  207,344
                                                    ==========    ==========     =========    ==========

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

                        KRUPP GOVERNMENT INCOME TRUST II

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

2001

                  Balance at     Charged to                       Balance at
                  Beginning      costs and                          end of
Description       of Period       expenses       Recoveries         period
-----------      ------------   ------------    -------------    ------------
Valuation
Allowance        $  2,000,000   $          -    $  (1,500,000)   $    500,000
                 ============   ============    =============    ============

2000

                  Balance at     Charged to                       Balance at
                  Beginning      costs and                          end of
Description       of Period       expenses       Recoveries         period
-----------      ------------   ------------    -------------    ------------
Valuation
Allowance        $  2,994,000   $          -    $    (994,000)   $  2,000,000
                 ============   ============    =============    ============

1999

                  Balance at     Charged to                       Balance at
                  Beginning      costs and                          end of
Description       of Period       expenses       Recoveries         period
-----------      ------------   ------------    -------------    ------------
Valuation
Allowance        $  2,994,000   $          -    $           -    $  2,994,000
                 ============   ============    =============    ============

                        KRUPP GOVERNMENT INCOME TRUST II

                               SUPPLEMENTARY DATA
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)

                              FOR THE QUARTER ENDED

                         March 31,         June 30,       September 30,     December 31,
                           2001             2001              2001              2001
                     ---------------   ---------------   ---------------   ---------------
Total revenues       $     6,360,137   $     3,476,744   $    12,808,257   $     2,684,679
                     ===============   ===============   ===============   ===============

Net income           $     4,926,015   $     2,516,304   $    11,911,501   $     2,787,158
                     ===============   ===============   ===============   ===============

Earnings per Share   $           .27   $           .14   $           .64   $           .16
                     ===============   ===============   ===============   ===============

                              FOR THE QUARTER ENDED

                         March 31,         June 30,       September 30,      December 31,
                           2000             2000              2000              2000
                     ---------------   ---------------   ---------------   ---------------
Total revenues       $     4,908,065   $     3,954,856   $     4,031,680   $     4,083,596
                     ===============   ===============   ===============   ===============

Net income           $     3,585,243   $     2,894,895   $     3,003,591   $     4,141,075
                     ===============   ===============   ===============   ===============

Earnings per Share   $           .20   $           .15   $           .17   $           .22
                     ===============   ===============   ===============   ===============