Form 10-K
period 2002-12-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 2003-03-31
CIK 872467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-20164

Krupp Government Income Trust II

(Exact name of registrant as specified in its charter)

Massachusetts	04-3073045
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Beacon Street, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (617) 523-0066

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

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐   No  ☒

Aggregate market value of voting securities held by non-affiliates:  Not applicable.

Documents incorporated by reference: see Item 15

The exhibit index is located on pages 13-16.

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.	BUSINESS

Krupp Government Income Trust II (the “Trust”) is a Massachusetts business trust that was formed on February 8, 1991 and is authorized to sell up to 25,000,000 shares of beneficial interest (the “Shares”).  Berkshire Realty Advisors Limited Partnership acquired 10,000 of such Shares and 18,315,158 Shares were sold under the Trust’s public offering for $365,686,058 net of purchase volume discounts of $617,102.  On December 29, 1994, Berkshire Mortgage Advisors Limited Partnership (the “Advisor”) acquired Berkshire Realty Advisors Limited Partnership’s 10,000 Shares and assumed the role of the Advisor to the Trust.  Under the Dividend Reinvestment Plan (“DRP”) of the Trust, 46,319 Shares were sold for $880,061.  The remaining 6,628,523 Shares are available for general Trust purposes.  The Trust has utilized the net proceeds from the public offering and the DRP to acquire participating insured mortgages (“PIMs”), participating insured mortgage investments (“PIMIs”) and mortgage-backed securities (“MBS”). The Trust considers itself to be engaged in only one industry segment, investment in mortgages.

The Trust has elected to be treated as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  The Trust shall terminate on December 31, 2030, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.  See Note A of the Notes to Financial Statements included in Appendix A of this report on Form 10-K for additional information.

An investment by the Trust in a PIM on a multi-family residential property consists of (1) a MBS or an insured mortgage loan (the “guaranteed or insured mortgage”) guaranteed or insured as to principal and basic interest and (2) a participating mortgage. Guaranteed or insured mortgages are issued or originated under or in connection with the housing programs of Fannie Mae or the Federal Housing Administration (“FHA”) under the authority of the Department of Housing and Urban Development (“HUD”). PIMs provide the Trust with monthly payments of principal and basic interest and may also provide for Trust participation in the current revenue stream and in the residual value, if any, from a sale or other realization of the underlying property.  The participation rights to the Trust are conveyed through a subordinated promissory note and mortgage.  The participation features are neither insured nor guaranteed.

An investment by the Trust in a PIMI consists of (1) a MBS issued by Fannie Mae and (2) an additional loan (“Additional Loan”) to the borrower in excess of mortgage amounts guaranteed by Fannie Mae that increases the Trust’s total financing with respect to that property.  Additional Loans are collateralized by a subordinated mortgage on the underlying property but are neither insured nor guaranteed.  Under the Additional Loans, the Trust receives semi-annual interest payments and may provide additional interest in the future, including participation in the net income and residual value, if any, of the underlying property.

The Trust also has investments in MBS collateralized by single-family and multi-family mortgage loans issued or originated by Fannie Mae, the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  Fannie Mae, GNMA and FHLMC guarantee the principal and interest of the Fannie Mae, GNMA and FHLMC MBS, respectively.

The Trust will distribute all proceeds from prepayments or other realizations of mortgage assets to investors either through quarterly dividends or special dividends.

Although the Trust will terminate no later than December 31, 2030, the value of the PIMIs and PIMs may be realized by the Trust through repayment or sale as early as ten years from the closing dates of the permanent loans.  Should the Trust realize the value of all of its other investments within that time frame, it may dissolve significantly prior to December 31, 2030.

The Trust anticipates that there will be sufficient cash flow from the mortgages to meet cash requirements.  To the extent that the Trust’s cash flow should be insufficient to meet the Trust’s operating expenses and liabilities, it will be necessary for the Trust to obtain additional funds by liquidating its investment in one or more mortgages or by borrowing funds. The Trust may pledge mortgages as security for any permitted borrowing of funds.

The Trust may not borrow funds in connection with the acquisition or origination of mortgages.  However, it may borrow funds in order to meet working capital requirements of the Trust.  In this event, the Trust may borrow funds from third parties on a short-term basis.  The declaration of trust of the Trust (the “Declaration of Trust”) limits the amount that may be borrowed by the Trust.  Borrowing agreements between the Trust and a lender may also restrict the amount of indebtedness that the Trust may incur.  The Declaration of Trust prohibits the Trust from issuing debt securities to institutional lenders and banks, and the Trust may not issue debt securities to the public except in certain limited circumstances.  The Trust, under some circumstances, may borrow funds from the Advisor, a Trustee, or an affiliate of the Trust or a Trustee.  However, a majority of the independent Trustees, not otherwise interested in such transaction, must approve the transaction as being fair, competitive and commercially reasonable and no less favorable to the Trust than loans between unaffiliated lenders and borrowers under the same circumstances.  The Trust has not borrowed any funds in the past and does not intend to do so in the future.

The FHA coinsurance loan program under Section 221(d)(4) of the National Housing Act provides for loans with 40-year terms. However, this program allows for a call option at any time after ten years, upon one year’s notice.  The Fannie Mae Delegated Underwriting and Servicing Program provides for loans with seven, ten or 15 year terms and an amortization period of 35 years.  The subordinated promissory notes and subordinated mortgages that secure the participation feature of the PIMs and the notes that evidence the Additional Loans provide for acceleration of maturity at the earlier of the sale of the underlying property or the call date.

The Trust expects that, from time to time, it may realize the principal and participation in residual value, if any, of its mortgages before maturity.  It is expected that the mortgages will be repaid after a period of ownership of approximately ten years from the closing dates of the permanent loans.  Realization of the value of the mortgages may, however, be made at an earlier or later date.

The Trust will not underwrite securities of other issuers, offer securities in exchange for property or invest in securities of other issuers for the purpose of exercising control and has not engaged in any of these activities in the past.  The Declaration of Trust does not permit the Trust to issue senior securities.  The Trust has not repurchased or reacquired any of its Shares from shareholders in the past.  The Trust may not make loans to the Advisor, any Trustee, any affiliate of the Advisor or any Trustee or any other person, other than mortgage investments of the type described above.

The Trust’s investments are not expected to be subject to seasonal fluctuations, although net income may vary somewhat from quarter to quarter based upon the participation features of its investments. The requirements for compliance with federal, state and local regulations to date have not had a material adverse effect upon the Trust’s operations, and the Trust anticipates no material adverse effect in the future.

To qualify as a REIT for federal income tax purposes, the Trust made a valid election to be so treated and must continue to satisfy a range of complex requirements including criteria related to its ownership structure, the nature of its assets, the sources of its income and the amount of its dividends to shareholders.  The Trust intends to qualify as a REIT in each year of operation; certain factors however, may have an adverse effect on the Trust’s REIT status. If, for any taxable year, the Trustees and the Advisor determine that any of the asset, income, or dividend criteria are not likely to be satisfied, the Trust may be required to borrow funds, dispose of mortgages or take other action to avoid the loss of its REIT status.

Additionally, if the Trust does not qualify as a REIT for any taxable year, it will be subject to federal income tax as if it were a corporation and the shareholders will be taxed as shareholders of a corporation.  If the Trust were taxed as a corporation, the payment of such tax by the Trust would substantially reduce the funds available for dividends to shareholders. To the extent that dividends had been made in anticipation of the Trust’s qualification as a REIT, the Trust might be required to borrow additional funds or to liquidate certain of its investments in order to pay the applicable tax. Moreover, should the Trust’s election to be taxed as a REIT be terminated or voluntarily revoked, the Trust may not be able to elect to be treated as a REIT for the following five-year period.

As of December 31, 2002, no personnel were directly employed by the Trust.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Trust, any director, officer or affiliate of the Trust is a party to which would have a materially adverse effect on the Trust.  There are no material pending legal proceedings relating to any of the Trust’s investments.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Currently there is no established public trading market for the Shares.

The number of investors holding Shares as of December 31, 2002 was approximately 12,700.

The Trust has and intends to continue to declare and pay dividends on a quarterly basis.  The Trustees established a dividend rate per Share per quarter of $.14 for the third and fourth quarter of 2002, $.24 for the first and second quarter of 2002 and $.24 for each quarter of 2001.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Trust’s financial position and operating results. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Item 7 and Item 8, Appendix A of this report, respectively.

	(Amounts in thousands, except for per Share amounts)
	2002	2001	2000	1999	1998

Total revenues	$17,359	$25,330	$16,978	$19,613	$21,630

Net income	$14,037	$22,141	$13,625	$14,974	$13,183

Net income per Share	$.76	$1.21	$.74	$.82	$.72

Weighted average Shares outstanding	18,371	18,371	18,371	18,371	18,371

Total assets at December 31	$132,860	$167,764	$215,521	$231,209	$267,410

Average dividends per Share	$2.61	$3.74	$1.62	$2.73	$2.12

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Trust’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; the inability of the borrower to meet financial obligations on Additional Loans; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Advisor.

Liquidity and Capital Resources

At December 31, 2002, the Trust had liquidity consisting of cash and cash equivalents of approximately $20.5 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents.  The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs.  The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demands on the Trust’s liquidity are quarterly dividends paid to investors of approximately $2.6 million and special dividends.  Dividends are funded by interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS.  The portion of dividends funded from principal collections reduces the capital resources of the Trust.  As the capital resources of the

Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

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

In addition to providing guaranteed or insured monthly principal and interest payments from the insured first mortgage or Fannie Mae MBS portion of a PIM or PIMI, the Trust’s investments in the PIMs and PIMIs also may provide additional income through the interest on the Additional Loan portion of the PIMIs as well as participation interest based on operating cash flow and increase in the value realized upon the sale or refinance of the underlying properties.  However, these payments and collection of the Additional Loan principal are neither guaranteed nor insured and depend on the successful operations of the underlying properties.

The Trust received participation interest based on cash flows generated by property operations from four of its investments during the twelve months ended December 31, 2002.  The Trust received $90,334 in participation interest from Mequon Trails, $195,465 from Martins Landing, $416,391 from the Lakes, and $14,401 from Rivergreens II.  In addition, the Trust received and recognized participation interest related to the payoffs of the Sunset Summit and Norumbega Pointe PIMIs and the Mequon Trails PIM.

On March 7, 2003, the Trust received a prepayment of the Oasis at Springtree Additional Loan note.  The Trust received $2,290,000 of Additional Loan principal and $2,365,276 of Shared Appreciation Interest.  The Trust will pay a special dividend of $.26 per share from the proceeds of the Oasis at Springtree Additional Loan prepayment during the first half of 2003.

On December 30, 2002, the Trust received a prepayment of the Mequon Trails PIM participation feature totaling $572,226. The payoff consisted of $385,000 of Shared Appreciation Interest and $187,226 of Minimum Additional Interest and Shared Income Interest.  On January 27, 2003, the Trust received $13,007,834 in proceeds from the Fannie Mae MBS related to Mequon.  The Trust will pay a special dividend of $.74 per share from the proceeds of the Mequon Trails PIM prepayment during the first half of 2003.

On November 25, 2002, the Trust received $4,488,878, as a result of the payoff of the Sunset Summit Additional Loan. The payoff consisted of $1,900,000 for the principal due on the Additional Loan, base interest of $33,250, Preferred Interest of $1,532,498 and Participating Appreciation Interest of $1,023,130. On December 26, 2002, the Trust received $9,094,934 in proceeds from the Fannie Mae MBS related to Sunset.  During the first half of 2003 the Trust will pay a special dividend of $.74 per share from the prepayment of the Sunset Summit PIMI.

On March 28, 2002, the Trust received a prepayment of the Windmill Lakes Subordinated Promissory Note and the Windmill Lakes Additional Loan.  The Trust received $2,000,000 of Additional Loan principal and $162,500 of Additional Loan interest.  As a result of the payoff, the Trust recognized $562,500 of Additional Loan interest which had been received in prior years and was recorded as a reduction of the impaired Additional Loan in accordance with the Financial Accounting Standards Board’s Statement 114, “Accounting by Creditors for Impairment of a Loan” (“FAS 114”) and the Financial Accounting Standard Board’s Statement 118, “Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures (“FAS118”).  As the entire Additional Loan principal balance of $2,000,000 was paid in 2002, the remaining impairment provision of $500,000 was also reversed.  On April 25, 2002, the Trust received $10,727,382 in principal proceeds on the first mortgage note from Windmill Lakes.  The Trust paid a special dividend of $.71 per share from the proceeds of the Windmill Lakes prepayment on May 1, 2002.

On February 13, 2002, the Trust received a prepayment of the Norumbega Pointe Subordinated Promissory Note and the Norumbega Pointe Additional Loan.  The Trust received $3,063,000 of Additional Loan principal, $302,877 of Shared Appreciation Interest and $2,280,362 of Preferred Interest.  On February 25, 2002, the Trust received $15,123,167 in principal proceeds on the first mortgage note.  In addition, the Trust recognized $1,242,282 of Additional Loan interest that had been previously received and recorded as deferred income on the Additional Loan. The Trust paid a special dividend of $1.14 per Share from the proceeds of the Norumbega Pointe prepayment on March 12, 2002.

Due to the significant number of prepayments of mortgage investments in 2002, the Trust saw a decrease in its overall mortgage investments of approximately 30% during 2002.  In addition, due to the cumulative prepayments since inception through December 31, 2002, the Trust has approximately 34% of its original mortgage investments remaining.

On July 23, 2001, the Trust received a prepayment of the Seasons Subordinated Promissory Note and the Seasons Additional Loan.  The Trust received $4,925,351 of the Additional Loan principal, $462,983 of surplus cash, $2,168,701 of preferred interest, $2,693,326 of contingent interest, $176,908 of unpaid Base Interest on Additional Loan and $3,325,696 which represents the Trust’s portion of the residual split.  On July 26, 2001, the Trust received $21,926,006 in principal proceeds on the first mortgage note.  In addition, the Trust recognized $624,023 of Additional Loan interest that had been previously received and recorded in deferred income on Additional Loans.  The Trust paid a special dividend of $1.95 per Share on August 17, 2001 from the proceeds of the Seasons PIMI prepayment.

The payoff of the Seasons PIMI was a result of the sale of the underlying property by the borrower, Maryland Associates Limited Partnership (“MALP”), which is an affiliate of the Advisor, to an affiliate of MALP’s general partner.  Because the sale of the underlying property was to an affiliate, the independent Trustees of the Trust were required to approve the transaction.  The independent Trustees approved the transaction based upon a number of factors, including an appraisal of the underlying property prepared by an independent third party MAI appraiser.  The purchase price paid by the affiliate for the underlying property was $1.6 million greater than the value indicated by such appraisal.  Both the Trustees and the Advisor believed that the market capitalization rate utilized in the appraisal was too high based on their knowledge of recent sales in the market and agreed that the true fair value was the ultimate purchase price paid by the affiliate.

On March 5, 2001, the Trust received a payoff of the Falls at Hunters Pointe PIMI.  The Trust received the outstanding balance on the insured mortgage of $12,347,267, the outstanding balance on the Additional Loan of $650,000, Participating Income Interest on the Additional Loan of $496,207 (including all of the delinquent amounts),  Preferred Interest on the Additional Loan of $492,543, Participating Appreciation Interest under the subordinate loan agreement of $1,070,304 and late fees on the delinquent Participating Income Interest of $11,021.  In addition, the Trust recognized $196,710 of Additional Loan interest and $311,132 of Participating Income Interest that had been previously received and recorded in deferred income on Additional Loans.  On March 20, 2001, the Trust paid a special dividend of $.83 per share from the proceeds of the Falls at Hunters Pointe PIMI payoff.

In addition to the amounts received from the payoffs of the Sunset Summit, Windmill Lakes and Norumbega Pointe PIMIs, the Trust received all required contractual payments of Additional Loan interest due in 2002 from the remaining four PIMI investments.

Whether the operating performance of any of the remaining properties will provide sufficient cash flow from operations to pay either the Additional Loan interest or participation income will depend on factors that the Trust has minimal control over.  Should the properties be unable to generate sufficient cash flow to pay the Additional Loan interest, it would reduce the Trust’s distributable cash flow and could affect the value of the Additional Loan collateral.

The borrower on the Crossings Village PIMI has contacted the Trust regarding a payoff.  The Trust expects that this loan will not be paid off until October 2003 at the earliest due to the yield maintenance provision on the first mortgage, which underlies the Fannie Mae MBS.

The borrower on the Rivergreens II PIM has contacted the Trust regarding the date that the prepayment penalty on the loan reduces from 9% to 1%.  The penalty reduces in August 2003 and it is the Advisors expectation that once it reduces the borrower will seek a refinancing which would pay off the loan.

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

The Trust has the option to call certain PIMs and all of the PIMIs by accelerating their maturity. If the call feature is exercised for the whole PIM or PIMI then the insurance feature of the loan would be cancelled.  Therefore, the Advisor will determine the merits of exercising the call option for each PIM and PIMI as economic conditions warrant.  Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

Critical Accounting Policies

The Trust’s critical accounting policies relate to revenue recognition related to the Trust’s PIM and PIMI investments, impaired mortgage loans, amortization of Prepaid Fees and Expenses and the carrying value of its MBS.  The Trust’s policies are as follows:

The Trust accounts for its MBS portion of a PIM or PIMI investment in accordance with the Financial Accouting Standards Board’s Statement 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), under the classification of held to maturity as these investments have a participation feature.  As a result, the Trust would not sell or otherwise dispose of the MBS.  Accordingly, the Trust has both the intention and ability to hold these investments to expected maturity. The Trust carries these MBS at amortized cost.  The insured mortgage portion of the Federal Housing Administration (“FHA”) PIM or PIMI is carried at amortized cost.  The Trust holds these mortgages at amortized cost since they are fully insured by the FHA.  The Additional Loans are carried at amortized cost unless the Advisor believes there is an impairment in value, in which case a valuation allowance is established in accordance with FAS 114 “Accounting by Creditors for Impairment of a Loan” and FAS 118 “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”.  The Trust, in accordance with the FAS 115, classifies its MBS portfolio as available-for-sale. The Trust classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs and PIMIs payoff and it will then be necessary to sell the remaining MBS portfolio in order to close out the Trust.  In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio.  The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders’ Equity.  The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development (“HUD”) Insured Mortgage loan  (less the servicer’s fee) or the coupon rate of the Fannie Mae MBS.  The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved.  This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Trust or a cash payment made to the Trust from surplus cash relative to the participation feature.  The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan.  When the properties underlying the PIMIs generate sufficient cash flow to make the required Additional Loan interest payments and the Additional Loan value is deemed collectible, the Trust recognizes income as earned and commences amortizing deferred interest amounts into income over the remaining estimated term of the Additional Loan.  During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

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

Impaired loans are those Additional Loans for which the Advisor believes the collection of all amounts due in accordance with the contractual terms of the loan agreement is not likely.  Impaired loans are measured based on the fair value of the underlying collateral net of estimated selling costs.  The Trust measures impairment on these loans quarterly.  Interest received on impaired loans is generally applied against the loan principal.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Trust’s investments in insured mortgages and MBS are guaranteed and/or insured by Fannie Mae, FHLMC, GNMA and HUD, and therefore, the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs.  FHLMC is a federally chartered corporation that guarantees obligations originated under its programs.  These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board.  However, Fannie Mae and FHLMC are two of the largest corporations in the United States with significant experience in mortgage securitizations.  In addition, their MBS carry the highest credit rating given to financial instruments.  GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD.  Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

Collection of the principal and interest of the Additional Loans and interest on the participation features have risks similar to those associated with higher risk debt instruments, including:  reliance on the owner’s operating skills, ability to maintain occupancy levels, control operating expenses, ability to maintain the properties and obtain adequate insurance coverage.  Operations also may be affected by adverse changes in general economic conditions, local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

The Trust’s investments also include cash and cash equivalents of approximately $20 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust’s primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust’s net income, comprehensive income or financial condition to adverse movements in interest rates.  At December 31, 2002, the Trust’s PIMs, PIMIs and MBS comprise the majority of the Trust’s assets.  Decreases in interest rates may accelerate the prepayment of the Trust’s investments.  The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its PIM and PIMI investments to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

The following table provides information about the Trust’s financial instruments that are sensitive to changes in interest rates.  For mortgage investments, the table presents principal cash flows and related weighted average interest rates (“WAIR”) by expected maturity dates.  The expected maturity date is the contractual maturity as adjusted for expectations of prepayments.

	Expected maturity dates ($ in thousands)
	2003	2004	2005	2006	2007	Thereafter	Total Face Value	Fair Value(1)

Interest-sensitive assets:

MBS	$1,553	$1,259	$1,025	$840	$693	$5,496	$10,866	$11,521
WAIR	7.58%	7.58%	7.58%	7.58%	7.58%	7.58%	7.58%

PIMS	19,003	130	140	151	163	17,281	36,868	38,345
WAIR	7.34%	7.34%	7.34%	7.34%	7.34%	7.34%	7.05%

PIMIS
Insured Mortgages	12,191	730	790	855	926	34,149	49,641	51,808
WAIR	6.72%	6.72%	6.72%	6.72%	6.72%	6.72%	6.73%

Additional Loans	4,874	—	—	—	—	6,880	11,754	11,754
WAIR	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%

Total Interest-Sensitive Assets	$37,621	$2,119	$1,955	$1,846	$1,782	$63,806	$109,129	$113,428

(1) The methodology used by the Trust to estimate the fair value of each class of financial instrument is described in Note I to the Trust’s financial statements presented in Appendix A to this report.  As described in that note, the Trust does not include an estimate of value for the participation interest associated with its PIM and PIMI investments.

Also included in the Trust’s assets are cash and cash equivalents.  Due to the short term maturity of these investments, generally less than three months, the Trust is not exposed to significant interest rate risk on these investments.

Operations

The following relates to the operations of the Trust during the years ended December 31, 2002, 2001, and 2000.

	(amounts in thousands, except per Share amounts)
	Years Ended December 31,
	2002 Amount	2001 Amount	2000 Amount
Interest on PIMs and PIMIs:
Basic interest	$6,873	$9,674	$11,260
Additional Loan interest	2,912	2,208	1,784
Participation interest	6,428	11,873	1,915
Interest income on MBS	860	1,197	1,455
Interest income – cash and cash equivalents	286	378	564
Trust expenses	(1,588)	(2,081)	(2,215)
Amortization of prepaid fees and expenses	(2,234)	(2,608)	(2,132)
Reduction of provision for impaired Additional Loans	500	1,500	994
Net Income	$14,037	$22,141	$13,625

Weighted Average Shares Outstanding	18,371,477	18,371,477	18,371,477

The Trust’s net income decreased in 2002 when compared to 2001 primarily due to decreases in basic interest on PIMs and PIMIs, participation interest and a reduction in the decrease of the provision for impaired mortgage loans.  These items were partially offset by an increase in Additional Loan interest.  Basic interest on PIMs and PIMIs decreased due to the Norumbega Pointe and Windmill Lakes payoffs in 2002 and the payoff of the Falls at Hunters Pointe and the Seasons

PIMIs in 2001.  Participation interest decreased primarily due to the participation interest collected from the Seasons and Hunters Pointe payoffs in 2001 being greater than the participation interest collected from the Norumbega, Falls at Hunters Pointe, Sunset Summit and Mequon Trails payoffs in 2002.  The provision for impaired mortgage on the Windmill Lakes PIMI decreased by $1,500,000 in 2001 whereas it only decreased by $500,000 in 2002.  Additional Loan interest increased primarily due to the recognition of deferred income from the Norumbega Pointe payoff and base interest recognized from the Windmill Lakes payoff.

The Trust’s net income increased in 2001 when compared to 2000 primarily due to an increase in participation interest on PIMs and PIMIs.  This was partially offset by a decrease in basic interest from PIMs and PIMIs.  Participation interest increased primarily due to the Seasons payoff in July 2001 and the Falls at Hunters Pointe payoff in March 2001.  The payoffs also caused basic interest from PIMs and PIMIs to decrease.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to the Trustees and Executive Officers of Krupp Government Income Trust II is as follows:

		Position with Krupp	Date of	Term
	Name and Age	Government Income Trust II	Election	Expires

	Douglas Krupp (56)	Chairman of Board of Trustees and Trustee	May, 1996	May, 2003
*	Charles N. Goldberg (61)	Trustee	April, 1991	May, 2003
*	J. Paul Finnegan (78)	Trustee	April, 1991	May, 2003
*	Stephen Puleo (68)	Trustee	February, 2001	May, 2003
	Alan Reese (49)	Treasurer	February, 2003	N/A
	Scott D. Spelfogel (42)	Clerk	November, 1991	N/A
	MaryBeth Bloom (29)	Assistant Clerk	November, 2000	N/A

* Independent Trustee

Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of two operating companies through private equity investments.  Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. He is a graduate of Bryant College where he also received an honorary Doctor of Science in Business Administration in 1989.

Charles N. Goldberg is currently a partner of Oppel, Goldberg & Saenz, PLLC.  Prior to that he was of counsel to the law firm of Broocks, Baker & Lange, L.L.P., a position he held from December 1997 to May 2000.  Prior to joining Broocks, Baker & Lange, L.L.P., Mr. Goldberg was a partner in the law firm of Hirsch& Westheimer from March 1996 to December 1997.  Prior to Hirsch & Westheimer, he was the Managing Partner of Goldberg Brown, Attorneys at Law from 1980 to March 1996. He received a B.B.A. degree and a J.D. degree from the University of Texas.  He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas.  He currently serves as a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

J. Paul Finnegan retired as a partner of Coopers & Lybrand in 1987.  Since then, he has been engaged in business as a consultant, director and arbitrator.  Mr. Finnegan holds a B.A. degree from Harvard College, a J.D. degree from Boston College Law School and an ASA from Bentley College. Mr. Finnegan currently serves as a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II and as a director of Scituate Federal Savings Bank.

Stephen Puleo is currently engaged in business as a consultant and director.  He retired as a director of Coopers & Lybrand, where he worked from 1995 to 1997 primarily servicing real estate industry clients.  From 1993 to 1994, Mr. Puleo was a tax director for Deloitte & Touche.  From 1984 to 1993, Mr. Puleo held the positions of Executive Vice President and Chief Financial Officer of a predecessor to The Berkshire Group.  Prior to that, Mr. Puleo was the Chairman of the National Real Estate Industry Group of Coopers & Lybrand where he provided various real estate services and was a senior tax partner in charge of the Northeast Region.  He is a graduate of McNeese State University and attended the Executive Development Program at the Tuck School of Business at Dartmouth College.  He is a Certified Public Accountant and currently serves as director of Simpson Housing Limited Partnership of Denver, Colorado.  He currently serves as a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

Alan Reese is the Executive Vice President, Corporate Operations and Chief Financial Officer of Berkshire Mortgage Finance.  Mr. Reese joined Berkshire Mortgage Finance in February of 2003 and is currently responsible for the accounting, financial planning and reporting, treasury, information technology, mortgage trading desk and loan servicing functions.  Prior to joining Berkshire Mortgage Finance, Mr. Reese was the Chief Financial Officer of Visible Markets, Inc. from 2000 to 2001 and was engaged in business as a consultant from 2001-January, 2003.  Prior to Visible Markets, Inc., he was the Senior Vice President and Chief Financial Officer of Mortgage Lenders Network USA, Inc. from 1998-2000.  Mr. Reese held several positions with BankBoston Corporation from 1990 to 1998 and most recently held the position of Director of Operations, National Consumer Lending from 1996-1998.  In addition, Mr. Reese was employed with Coopers & Lybrand from 1976 to 1990, and was a partner from 1987-1990.  Mr. Reese presently serves on the Board of Trustees for Berklee College of Music.  He received a B.B.A. degree from the University of Wisconsin – Eau Claire and is a Certified Public Accountant.

Scott D. Spelfogel is the Clerk of the Trust and is Senior Vice President and General Counsel to The Berkshire Group. Prior to 1997, he served as Vice President and Assistant General Counsel.  Before joining the firm in November 1988, he was a litigator in private practice in Boston.  He received a Bachelor of Science degree in Business Administration from Boston University, a Juris Doctor Degree from Syracuse University’s College of Law, and a Master of Laws degree in Taxation from Boston University Law School.  He is admitted to practice law in Massachusetts and New York, is a member of the American, Boston, Massachusetts and New York State bar associations and is a licensed real estate broker in Massachusetts.

MaryBeth Bloom is the Assistant Clerk of the Trust and is Assistant General Counsel to The Berkshire Group.  Prior to joining the company in August 2000, she was an attorney with John Hancock Financial Services.  She received a B.A. degree from the College of the Holy Cross in 1995 and a J.D. degree from New England School of Law in 1998.  She is admitted to practice law in Massachusetts and New York and is a member of the American Bar Association.

In addition, the following are deemed to be Executive Officers of the registrant:

George Krupp (age 58) is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of two operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969.  Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master’s Degree in History from Brown University.  Douglas and George Krupp are brothers.

Peter F. Donovan (age 49) is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998.  In this capacity, he oversees the strategic growth plans of this mortgage banking firm.  Berkshire Mortgage Finance is the 12th largest in the United States based on servicing and asset management of a $16.4 billion loan portfolio.  He served as President of Berkshire Mortgage Finance from January 1993 to January 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations.  Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties.  Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.  Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

Ronald Halpern (age 61) is President and Chief Operating Officer of Berkshire Mortgage Finance.  He has served in these positions since January 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance, which includes his experience as prior

Chairman of the Mortgage Bankers Association Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

Carol J.C. Mills (age 53) is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Asset Management functions of Berkshire Mortgage Finance. She manages the estimated $16.4 billion portfolio of loans.  Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999.  From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, Massachusetts.  Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University.  Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate, the Mortgage Bankers Association and the Servicing Advisory Council for Freddie Mac.

ITEM 11.	EXECUTIVE COMPENSATION

Except for the Independent Trustees (as described below), the Trustees and Officers of the Trust have not been and will not be compensated by the Trust for their services.  However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

Compensation of Trustees

The Trust paid each of the Independent Trustees (Charles N. Goldberg, J. Paul Finnegan and Stephen Puleo) a fee of $25,000 in 2002.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MANAGEMENT MATTERS

As of December 31, 2002, no person owned of record or was known by the Advisor to own beneficially more than 5% of the Trust’s 18,371,477 outstanding Shares.  The only Shares held by the Advisor or any of its affiliates consist of the original 10,000 Shares held by the Advisor.

Class of Stock	Name of Beneficial Owner	Amount and Nature of Beneficial Interest	Percent of Class

Shares of Beneficial Interest	Douglas Krupp One Beacon Street Boston, MA 02108	10,000 Shares**	***

Shares of Beneficial Interest	All Directors and Officers	10,000 Shares	***

** Mr. Krupp is a beneficial owner of the 10,000 Shares held by Berkshire Mortgage Advisors Limited Partnership, the Advisor to the Company, by virtue of being a director of Berkshire Funding Corporation, the general partner of Berkshire Mortgage Advisors Limited Partnership.  In each case where Mr. Krupp is a beneficial owner of Shares he has shared voting and investment powers.

*** The amount owned does not exceed one percent of the Shares of beneficial interest of the Trust outstanding as of December 31, 2002.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Advisory Service Agreement, the Advisor receives an Asset Management Fee equal to .75% per annum of the value of the Trust’s actual and committed invested assets payable quarterly.  During 2002, the Advisor received $943,476 in Asset Management Fees.

The Trust also reimburses affiliates of the Advisor for certain expenses incurred in connection with maintaining the books and records of the Trust, the preparation and mailing of financial reports, tax information and other communications to investors, and legal fees and expenses.  During 2002, The Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the Advisor, received a total of $235,277 in reimbursements from the Trust.

ITEM 14.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Chairman of the Board and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures.  Based upon that evaluation, the Chairman of the Board and the Chief Accounting Officer concluded that the Trust’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Trust required to be included in this Annual Report on Form 10-K.

(b) Changes in Internal Controls

There were no significant changes in the Trust’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

PART IV

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

(b)	Reports on Form 8-K

Date of Report	Event Reported	Financial Statements Included
November 25, 2002	Updates on Potential Loan Payoffs	None

(c)	Exhibits:

Number and Description

Under Regulation S-K

The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

(4)                              Instruments defining the rights of security holders including indentures:

(4.1)                        Fourth Amended and Restated Declaration of Trust filed with The Massachusetts Secretary of State on September 25, 1991 [Included as Exhibit 4.8 to Post-effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11 dated September 26, 1991 (File No. 33-39033)].*

(4.2)                        Subscription Agreement Specimen [Included as Exhibit C to Prospectus included in Post-effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11 dated September 26, 1991 (File No. 33-39033)].*

(10)                            Material Contracts

(10.1)                  Advisory Services Agreement dated September 11, 1991 between Krupp Government Income Trust II and Berkshire Realty Advisors Limited Partnership (formerly known as Krupp Realty Advisors Limited Partnership)[Exhibit 10.1 to Registrant’s report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

(10.2)                  Assignment and Assumption Agreement between Berkshire Realty Advisors Limited Partnership and Berkshire Mortgage Advisors Limited Partnership [Exhibit 10.2 to Registrant’s report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

(10.3)                  Waiver and Standstill Agreement, dated as of August 22, 2002, by and among Krupp Government Income Trust, Krupp Government Income Trust II, Berkshire Income Realty, Inc. and Berkshire Income Realty – OP, L.P +

(10.4)                  Form of Amended and Restated Voting Agreement among Krupp Government Income Trust, Krupp Government Income Trust II and Berkshire Income Realty, Inc. +

(10.5)                  Extension and Waiver and Standstill Agreement, dated March 5, 2003, by and among Krupp Government Income Trust, Krupp Government Income Trust II, Berkshire Income Realty, Inc. and Berkshire Income Realty, OP, L.P. +

Mequon Trails

(10.6)                  Supplement to Prospectus dated January 1, 1993 for Federal National Mortgage Association pool number MX-073025 [Exhibit  19.1. to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-20164)].*

(10.7)                  Subordinated promissory note dated December 21, 1992 by and between Mequon Trails Townhomes Limited Partnership and Krupp Government Income Trust II [Exhibit 19.2 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-20164)].*

(10.8)                  Subordinate Multifamily Mortgage dated December 21, 1992 between Mequon Trails Townhomes Limited Partnership and Krupp Government Income Trust II.  [Exhibit 10.5 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

(10.9)                  Subordination Agreement dated December 21, 1992 between Krupp Mortgage Company L.P., Krupp Government Income Trust II and Mequon Trails Townhomes Limited Partnership.  [Exhibit 10.6 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

Martin’s Landing

(10.10)            Subordinated Loan Agreement, dated November 9, 1993, between TRC Realty Incorporated - ML, ML Associates Limited Partnership (“Borrower”) and Krupp Government Income Trust II (“Holder”) [Exhibit 10.9 to Registrant’s annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

(10.11)            Subordination Agreement dated November 9, 1993 between ML Associates, L.P., and Krupp Government Income Trust II.  [Exhibit 10.22 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

(10.12)            Assignment of Subordination Agreement dated November 9, 1993 from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between ML Associates, L.P., Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II.  [Exhibit 10.23 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

(10.13)            Supplement to Prospectus dated December 1, 1993 for Federal National Mortgage Association pool number MX - 073029.  [Exhibit 10.24 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

Crossings Village

(10.14)            Subordinated Loan Agreement, dated September 28, 1993 between Crossings Village Westlake Associates (“Borrower”) and Krupp Government Income Trust II (“Holder”)[Exhibit 10.10 to Registrant’s annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

(10.15)            Subordinated Note dated September 28, 1993 between Crossings Village Westlake Associates and Krupp Government Income Trust II [Exhibit 10.16 to Registrant’s report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

(10.16)            Subordination Agreement dated September 28, 1993 between Washington Capital DUS Inc., Crossings Village Westlake Associates and Krupp Government Income Trust II.  [Exhibit 10.27 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

Oasis at Springtree

(10.17)            Subordinate Note dated June 16, 1994 between Oasis at Springtree, Inc. and Krupp Government Income Trust II [Exhibit 10.33 to Registrant’s report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

(10.18)            Subordinated Loan Agreement dated August 11, 1994 between Joseph Kodsi and Albert Kodsi, Oasis at Springtree, Inc., and Krupp Government Income Trust II.  [Exhibit 10.48 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

(10.19)            Subordination Agreement dated August 11, 1994 between Berkshire Mortgage Finance Limited Partnership, Oasis at Springtree, Inc. and Krupp Government Income Trust II.  [Exhibit 10.49 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File. No 0-20164)].*

(10.20)            Assignment of Subordination Agreement dated August 11, 1994 for Berkshire Mortgage Finance Limited Partnership with Federal National Mortgage Association by and between Oasis at Springtree, Inc., Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II.  [Exhibit 10.50 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

(10.21)            Subordinated Multifamily Mortgage Assignment of Rents and Security Agreement dated August 11, 1994 between Oasis at Springtree, Inc. and Krupp Government Income Trust II.  [Exhibit 10.51 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

(10.22)            Supplement to Prospectus dated January 1, 1994 for Federal National Mortgage Association pool number MX - 073043.  [Exhibit 10.52 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

The Willows

(10.23)            Supplement to Prospectus dated January 1, 1994 for Federal National Mortgage Association pool number MX - 073057 [Exhibit 10.42 to Registrant’s report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

The Lakes

(10.24)            Subordinated Loan Agreement dated June 29, 1995, between Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.5 to Registrant’s report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

(10.25)            Subordinate Note dated June 29, 1995, between Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.6 to Registrant’s report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

(10.26)            Subordinate Multifamily Mortgage to Secure Debt Agreement dated June 29, 1995, between Lake Associates, L. P.  and Krupp Government Income Trust II [Exhibit 10.7 to Registrant’s report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

(10.27)            Subordination Agreement dated June 29, 1995, between Berkshire Mortgage Finance Limited Partnership, Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.8 to Registrant’s report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

(10.28)            Assignment of Subordination Agreement dated June 29, 1995, from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between, Lake Associates, L.P. and Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit 10.9 to Registrant’s report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

(10.29)            Supplement to Prospectus dated November 1, 1994 for Federal National Mortgage Association pool number MX - 073149 [Exhibit 10.10 to Registrant’s report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

The Fountains

(10.30)            Subordinated Promissory Note dated April 24, 1995 between CSM Fountains Limited Partnership and Krupp Government Income Trust II [Exhibit 10.11 to Registrant’s report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

(10.31)            Agreement Re: Subordinated Note dated April 24, 1995 between Berkshire Mortgage Finance Corporation and Krupp Government Income Trust II [Exhibit 10.12 to Registrant’s report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

(10.32)            Subordinated Multifamily Mortgage Assignment of Rents and Security Agreement dated April 24, 1995 between CSM Fountains Limited Partnership and Krupp Government Income Trust II [Exhibit 10.13 to Registrant’s report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

Rivergreens Apartments

(10.33)            Mortgage Note dated August 19, 1993 between Rivergreens Associates II Limited Partnership and Krupp Mortgage Company Limited Partnership.  [Exhibit 10.98 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

(10.34)            Subordinated Promissory Note, dated August 19, 1993, between Rivergreens Associates II Limited Partnership and Krupp Government Income Trust.  [Exhibit 10.99 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

(10.35)            Subordinated Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 19, 1993 between Rivergreens Associates II Limited Partnership and Krupp Government Income Trust II.  [Exhibit 10.100 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

Mill Pond II Apartments

(10.36)            Mortgage Note dated July 26, 1994 for Mill Pond II Limited Partnership and Krupp Mortgage Company Limited Partnership.  [Exhibit 10.101 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

(10.37)            Multifamily Subordinated Mortgage, Assignment of Rents and Security Agreement dated July 26, 1994 between Mill Pond II Limited Partnership and Krupp Government Income Trust II. [Exhibit 10.102 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

(10.38)            Subordinated Promissory Note, dated July 26, 1994, between Mill Pond II Limited Partnership and Krupp Government Income Trust.  [Exhibit 10.103 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

(10.39)            Agreement re Subordinated Note dated July 26, 1994, between Berkshire Mortgage Finance Corporation and Krupp Government Income Trust.  [Exhibit 10.104 to Registrant’s report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

(99)                                                                                    Other

(99.1)                  Chairman of the Board Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

(99.2)                  Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

* Incorporated by reference

+ Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2003.

KRUPP GOVERNMENT INCOME TRUST II

By:	/ s / Douglas Krupp
Douglas Krupp, Chairman of the Board of Trustees and a Trustee of Krupp Government Income Trust II

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of March, 2003.

Signatures	Title(s)

/s/ Douglas Krupp	Chairman of the Board of Trustees and a Trustee
Douglas Krupp	of Krupp Government Income Trust II

/s/ Alan Reese	Treasurer of Krupp Government Income Trust II
Alan Reese

/s/ Charles N. Goldberg	Trustee of Krupp Government Income Trust II
Charles N. Goldberg

/s/ J. Paul Finnegan	Trustee of Krupp Government Income Trust II
J. Paul Finnegan

/s/ Stephen Puleo	Trustee of Krupp Government Income Trust II
Stephen Puleo

Certifications

I, Douglas Krupp, certify that:

1.                     I have reviewed this annual report on Form 10-K of Krupp Government Income Trust II;

2.                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.                   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Douglas Krupp
Douglas Krupp
Chairman of the Board of Trustees and a Trustee
of Krupp Government Income Trust II

Certifications

I, Alan Reese, certify that:

1.                     I have reviewed this annual report on Form 10-K of Krupp Government Income Trust II;

2.                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to   state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.                   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Alan Reese
Alan Reese
Treasurer of Krupp Government Income Trust II

APPENDIX A

KRUPP GOVERNMENT INCOME TRUST II

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8 of FORM 10-K

ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2002

KRUPP GOVERNMENT INCOME TRUST II

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants	F - 3

Balance Sheets at December 31, 2002 and 2001	F - 4

Statements of Income and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000	F - 5

Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	F - 6

Statements of Cash Flows for the Years Ended December 31, 2002, 2001and 2000	F - 7

Notes to Financial Statements	F - 8 - F - 19

Schedule II – Valuation and Qualifying Accounts	F - 20

Supplementary Data - Selected Quarterly Financial Data (Unaudited)	F - 21

All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of

Krupp Government Income Trust II:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Government Income Trust II (the “Trust”) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements and financial statement schedule are the responsibility of the Trust’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2003

KRUPP GOVERNMENT INCOME TRUST II

BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001

ASSETS

Participating Insured Mortgage Investments (“PIMIs”)(Notes B, C, I and J) Insured mortgages	$49,641,101	$85,625,185
Additional loans, net of impairment provision of $0 and $500,000, respectively	11,754,000	17,654,500
Participating Insured Mortgages (“PIMs”) (Notes B, D and I)	36,817,984	37,239,922
Mortgage-Backed Securities (“MBS”) (Notes B, E and I)	11,521,401	15,600,964

Total mortgage investments	109,734,486	156,120,571

Cash and cash equivalents (Notes B and I)	20,450,923	6,453,663
Interest receivable and other assets	893,646	1,174,106
Prepaid acquisition fees and expenses, net of accumulated amortization of $6,479,558 and $7,964,938, respectively (Note B)	1,286,992	2,913,250
Prepaid participation servicing fees, net of accumulated amortization of $1,991,606 and $2,420,697, respectively (Note B)	494,352	1,102,473

Total assets	$132,860,399	$167,764,063

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deferred income on Additional Loans (Note B)	$—	$1,242,282
Other liabilities	47,848	25,985

Total liabilities	47,848	1,268,267

Shareholders’ equity (Notes A and F)
Common stock, no par value; 25,000,000 Shares authorized; 18,371,477 Shares issued and outstanding	132,302,504	166,214,677

Accumulated comprehensive income (Notes B and E)	510,047	281,119

Total Shareholders’ equity	132,812,551	166,495,796

Total liabilities and Shareholders’ equity	$132,860,399	$167,764,063

The accompanying notes are an integral

part of the financial statements.

KRUPP GOVERNMENT INCOME TRUST II

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Revenues:
Interest income - PIMs and PIMIs:
Basic interest	$6,873,359	$9,673,656	$11,259,617
Additional Loan interest	2,911,978	2,207,942	1,783,933
Participation interest	6,427,684	11,873,054	1,915,557
Interest income – MBS	859,519	1,197,120	1,455,367
Interest income – cash and cash equivalents	286,099	378,045	563,723

Total revenues	17,358,639	25,329,817	16,978,197

Expenses:
Asset management fee to an affiliate (Note G)	943,476	1,309,430	1,529,418
Expense reimbursements to affiliates (Note G)	219,194	267,554	300,348
Amortization of prepaid fees and expenses (Note B)	2,234,379	2,607,681	2,131,748
General and administrative (Note G)	424,208	504,174	385,879
Reduction of provision for impaired additional loan (Notes B and C)	(500,000)	(1,500,000)	(994,000)

Total expenses	3,321,257	3,188,839	3,353,393

Net income (Notes B and H)	14,037,382	22,140,978	13,624,804

Other comprehensive income:

Net change in unrealized gain on MBS	228,928	199,818	635,251

Total comprehensive income	$14,266,310	$22,340,796	$14,260,055

Basic earnings per Share	$.76	$1.21	$.74

Weighted average Shares outstanding	18,371,477	18,371,477	18,371,477

The accompanying notes are an integral

part of the financial statements.

KRUPP GOVERNMENT INCOME TRUST II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 1999	$228,920,012	$—	$(553,950)	$228,366,062

Dividends	(16,136,989)	(13,624,804)	—	(29,761,793)

Net income	—	13,624,804	—	13,624,804

Change in unrealized gain on MBS	—	—	635,251	635,251

Balance at December 31, 2000	212,783,023	—	81,301	212,864,324

Dividends	(46,568,346)	(22,140,978)	—	(68,709,324)

Net income	—	22,140,978	—	22,140,978

Change in unrealized gain on MBS	—	—	199,818	199,818

Balance at December 31, 2001	166,214,677	—	281,119	166,495,796

Dividends	(33,912,173)	(14,037,382)	—	(47,949,555)

Net income	—	14,037,382	—	14,037,382

Change in unrealized gain on MBS	—	—	228,928	228,928

Balance at December 31, 2002	$132,302,504	$—	$510,047	$132,812,551

Shares issued and outstanding for each of the three years in the period ended December 31, are 18,371,477.

The accompanying notes are an integral

part of the financial statements.

KRUPP GOVERNMENT INCOME TRUST II

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Operating activities:
Net income	$14,037,382	$22,140,978	$13,624,804
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium	74,010	75,585	58,017
Amortization of prepaid fees and expenses	2,234,379	2,607,681	2,131,748
Reduction of provision for impaired additional loans	(500,000)	(1,500,000)	(994,000)
Changes in assets and liabilities:
Decrease in interest receivable and other assets	280,460	378,462	76,981
Decrease in deferred income on Additional Loans	(1,242,282)	(1,261,322)	(189,372)
Increase (decrease) in other liabilities	21,863	(127,288)	3,248

Net cash provided by operating activities	14,905,812	22,314,096	14,711,426

Investing activities:
Principal collections on MBS	4,234,205	3,647,045	2,580,441
Principal collections on Additional Loans	6,400,500	6,137,851	—
Principal collections on PIMs and Insured Mortgages	36,406,298	35,974,542	10,905,706

Net cash provided by investing activities	47,041,003	45,759,438	13,486,147

Financing activity:
Dividends	(47,949,555)	(68,709,324)	(29,761,793)

Net increase (decrease) in cash and cash equivalents	13,997,260	(635,790)	(1,564,220)

Cash and cash equivalents, beginning of period	6,453,663	7,089,453	8,653,673

Cash and cash equivalents, end of period	$20,450,923	$6,453,663	$7,089,453

Non cash activities:
Increase in Fair Value of MBS	$228,928	$199,818	$635,251

The accompanying notes are an integral

part of the financial statements.

KRUPP GOVERNMENT INCOME TRUST II

NOTES TO FINANCIAL STATEMENTS

A.            Organization

Krupp Government Income Trust II (the “Trust”) was formed on February 8, 1991 by filing a Declaration of Trust in The Commonwealth of Massachusetts. The Trust is authorized to sell and issue not more than 25,000,000 shares of beneficial interest (the “Shares”).  The Trust was organized for the purpose of investing in commercial and multi-family loans and mortgage backed securities.  Berkshire Mortgage Advisors Limited Partnership (the “Advisor”) acquired 10,000 of such Shares for $200,000 and 18,315,158 Shares were sold for $365,686,058 net of purchase volume discounts of $617,102 under a public offering which commenced on September 11, 1991 and was completed on February 12, 1993.  Under the Dividend Reinvestment Plan (“DRP”), 46,319 Shares were sold for $880,061.  The Trust shall terminate on December 31, 2030, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.

B.            Significant Accounting Policies

The Trust uses the following accounting policies for financial reporting purposes:

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

MBS

The Trust, in accordance with the Financial Accounting Standards Board’s Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), classifies its MBS portfolio as available-for-sale. The Trust classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs and PIMIs payoff and it will then be necessary to sell the remaining MBS portfolio in order to close out the Trust.  In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio.  The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders’ Equity.  The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

PIMs and PIMIs

The Trust accounts for its MBS portion of a PIM or PIMI investment in accordance with FAS 115 under the classification of held to maturity as these investments have a participation feature.  As a result, the Trust would not sell or otherwise dispose of the MBS.  Accordingly, the Trust has both the intention and ability to hold these investments to expected maturity. The Trust carries these MBS at amortized cost.

The insured mortgage portion of the Federal Housing Administration (“FHA”) PIM or PIMI is carried at amortized cost.  The Trust holds these mortgages at amortized cost since they are fully insured by the FHA.

The Additional Loans are carried at amortized cost unless the Advisor believes there is an impairment in value, in which case a valuation allowance is established in accordance with FAS 114 “Accounting by Creditors for Impairment of a Loan” and FAS 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures”.

Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development (“HUD”) Insured Mortgage loan  (less the servicer’s fee) or the coupon rate of the Fannie Mae MBS.  The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate which results in a cash payment to the Trust or a cash payment made to the Trust from surplus cash relative to the participation feature.  The Trust defers the recognition of Additional

Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan.

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

Impaired Mortgage Loans

Impaired loans are those Additional Loans for which the Advisor believes the collection of all amounts due in accordance with the contractual terms of the loan agreement is not likely.  Impaired loans are measured based on the fair value of the underlying collateral net of estimated selling costs.  The Trust measures impairment on these loans quarterly.  Interest received on impaired loans is generally applied against the loan principal.

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

C.            PIMIs

The Trust had investments in four PIMIs at December 31, 2002 and seven at December 31, 2001 that provide or provided the permanent financing for multi-family housing.  Each remaining PIMI consists of a Fannie Mae MBS and an “Additional Loan” made to the borrower to provide additional funds for the construction or permanent financing of the property.  The first mortgage underlying the Fannie Mae MBS provided the borrower with a below market interest rate loan, and in return, the Trust receives a percentage of the cash generated from the property operations and a percentage of any appreciation thereafter (collectively the “participation interest”).

The borrower conveys the participation features to the Trust through the Additional Loan on a Fannie Mae PIMI. The Trust makes the Additional Loan under the Fannie Mae PIMIs directly to the borrower of the first mortgage loan underlying the Fannie Mae MBS, and the borrower collateralizes the Additional Loan with a subordinated mortgage on the property. The owners of the borrower also pledge their ownership interests in the borrower as additional collateral.

The Trust receives level monthly payments of principal and interest payments, amortizing over thirty years on the Fannie Mae MBS.  While principal and interest payments on the Fannie Mae MBS are guaranteed, there are limitations to the amount and obligation to pay interest under the Additional Loan.  As such amounts due under the Additional Loan are neither insured nor guaranteed.

The Additional Loans for Fannie Mae PIMIs entitle the Trust to receive (i) semi-annual interest payments on the Additional Loan principal, (ii) Participating Income Interest, (iii) Participating Appreciation Interest and (iv) Preferred Interest.  Additional Loan interest accrues at the stated interest rate on the Additional Loan and Participating Income Interest represents the Trust’s share of the net revenue generated by the property at a stated percentage generally ranging from 25% to 35%.  Additional Loan interest and Participating Income Interest are payable only to the extent there is net revenue available to pay these amounts. However, should the borrower be unable to make the full Additional Loan interest payment, the borrower must notify the Trust of the amount of the shortfall.

The Trust can require the partners of the borrower to make a capital contribution to the borrower to fund 50% of this shortfall, and the Trust will fund the remainder with an Operating Loan.  Also, the Trust is generally limited to receiving no more than 50% of net revenue on any semi-annual payment date. Participating Appreciation Interest provides the Trust with a stated percentage, ranging from 25% to 30%, of the excess value of the property over amounts due under the first mortgage, Additional Loan and any Operating Loans, the repayment of capital contributions, and a return of original equity to the partners of the borrower.

Participating Appreciation Interest is due upon the sale, refinancing, maturity or accelerated maturity, or permitted prepayment of all amounts due under the insured mortgage and Additional Loan.  Generally, the Trust will not receive more than 50% of the excess of value over the outstanding indebtedness, the payment of Preferred Interest, and the return of equity and capital contributions to the partners of the borrower.

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

Generally, the amount of Preferred Interest owed cannot exceed the excess of value over the outstanding indebtedness.  Amounts due under the Additional Loan are not guaranteed.

The Fannie Mae PIMIs have maturities of 15 years, however, the Trust can accelerate the maturity dates at any time after the ninth or tenth anniversary of the closing date of the Fannie Mae PIMIs, upon giving twelve months written notice for the payment.

If the Trust accelerates the maturity date, the Trust can require payment of all amounts due under the Additional Loan through the accelerated maturity date and prepayment of the first mortgage loan underlying the Fannie Mae MBS.

Fannie Mae PIMIs generally cannot be prepaid during the five years following the closing date of the underlying first mortgage loan.  Thereafter, the Fannie Mae first mortgage loan may be prepaid subject to a prepayment penalty that declines each year for the next five years with no prepayment penalty after the tenth year.  Any prepayment of a Fannie Mae PIMI generally requires prepayment of the first mortgage loan underlying the Fannie Mae MBS and payment of amounts due under the Additional Loan.  The Fannie Mae first mortgage loan would not need to be prepaid if there is a permitted assumption of the first mortgage loan, however, amounts due under the Additional Loan would need to be prepaid.  Any prepayment usually requires not less than 90 nor more than 180 days prior written notice.

Previously, the Trust also had FHA PIMIs which consisted of a 100% interest in a HUD insured first mortgage loan, an Additional Loan and a subordinated promissory note.

The Trust made the Additional Loans on the FHA PIMIs to the owners of the entity having the FHA first mortgage loan, and the owners collateralized the Additional Loan by pledging their ownership interests in the borrowing entity, their share of any distributions received, and the proceeds realized upon the refinancing of the property, sale of the property or sale of the partnership interests.

The Additional Loan and subordinated promissory note on the FHA PIMI provided for participation features similar to those of the Fannie Mae PIMIs.  Unlike the HUD insured first mortgage loan, the Additional Loan and the subordinated promissory note were not insured.

On November 25, 2002, the Trust received $4,488,878, as a result of the payoff of the Sunset Summit Additional Loan. The payoff consisted of $1,900,000 for the principal due on the Additional Loan, base interest of $33,250, Preferred Interest of $1,532,498 and Participating Appreciation Interest of $1,023,130. On December 26, 2002, the Trust received $9,094,934 in proceeds from the Fannie Mae MBS related to Sunset.  During the first half of 2003 the Trust will pay a special dividend of $.74 per share from the prepayment of the Sunset Summit PIMI.

On March 28, 2002, the Trust received a prepayment of the Windmill Lakes Subordinated Promissory Note and the Windmill Lakes Additional Loan.  The Trust received $2,000,000 of Additional Loan principal and $162,500 of Additional Loan interest.  As a result of the payoff, the Trust recognized $562,500 of Additional Loan interest which had been received in prior years and was recorded as a reduction of the impaired Additional Loan.  As the entire Additional Loan principal balance of $2,000,000 was paid in 2002, the remaining impairment provision of $500,000 was also reversed.  On April 25, 2002, the Trust received $10,727,382 in principal proceeds on the first mortgage note from Windmill Lakes.  The Trust paid a special dividend of $.71 per share from the proceeds of the Windmill Lakes prepayment on May 1, 2002.

On July 25, 2001, the Trust finalized an agreement with the owner of the Windmill Lakes property which allowed for the release of the participation features on the PIMI in the event that the first mortgage, the Additional Loan and any accrued but unpaid base interest on the Additional Loan were repaid by September 1, 2002. In addition, the Trust required the owner to pay current and outstanding Additional Loan base interest as of March 1, 2001 of $512,500.  As a result of the performance of the property, the Trust had initially established a valuation allowance of $2,000,000 on the Additional Loan in 1998.  The Trust reflected $512,500 received plus $50,000 previously received as a reduction in the principal balance of the Additional Loan and related impairment provision. Additionally, based upon improved market conditions and property operations, the Trust had further reduced the impairment provision by $937,500 to $500,000 at December 31, 2001.

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

On July 23, 2001, the Trust received a prepayment of the Seasons Subordinated Promissory Note and the Seasons Additional Loan.  The Trust received $4,925,351 of the Additional Loan principal, $462,983 of surplus cash, $2,168,701 of Preferred Interest, $2,693,326 of contingent interest, $176,908 of Base Interest on Additional Loan and $3,325,696 which represents the Trust’s portion of the residual split.  The Trust received $21,926,006 representing the principal proceeds on the first mortgage note on July 26, 2001.  In addition, the Trust recognized $624,023 of Additional Loan interest that had been previously received and recorded in deferred income on Additional Loans.  The Advisor paid a special dividend of $1.95 per share on August 17, 2001 from the proceeds of the Seasons PIMI prepayment.

The payoff of the Seasons PIMI was a result of the sale of the underlying property by the borrower, Maryland Associates Limited Partnership (“MALP”), which is an affiliate of the Adviser, to an affiliate of MALP’s general partner.  Because the sale of the underlying property was to an affiliate, the Independent Trustees of the Trust were required to approve the transaction, which they did based upon a number of factors, including an appraisal of the underlying property prepared by an independent third party MAI appraiser.  The purchase price paid by the affiliate for the underlying property was $1.6 million greater than the value indicated by such appraisal.  Both the Trustees and the Advisor believed that the market capitalization rate utilized in the appraisal was too high based on their knowledge of recent sales in the market and agreed that the true fair value was the ultimate purchase price paid by the affiliate.

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

At December 31, 2002 and 2001 there are no PIMIs within the Trust’s portfolio that are delinquent as to principal or interest.

The Trust’s investments in PIMIs consists of the following at December 31, 2002 and 2001:

Insured Mortgages	Loan Amount	Approximate Monthly Payments	Interest Rate	Maturity Date	Balance Outstanding at December 31,
					2002	2001

FHA
Norumbega Point	$15,598,500	$—	—	—	$—	$15,139,275

FNMA(a)
Crossings Village	12,907,334	82,800	6.75%	10/01/08	11,516,017	11,722,936

Martin’s Landing	11,200,000	69,800	6.50%	12/01/08	9,970,854	10,153,225

Sunset Summit	10,192,801	—	—	—	—	9,246,686

Oasis	12,401,673	79,300	6.75%	09/01/09	11,247,702	11,432,503

Windmill Lakes	11,600,000	—	—	—	—	10,767,647

The Lakes	18,387,653	118,400	6.825%	07/01/10	16,906,528	17,162,913

	$92,287,961	$350,300			$49,641,101	$85,625,185
					(b)

Additional Loans	2002	2001	Maturity Date	Base Interest Rate	Preferred Interest Rate
Norumbega Pointe	$—	$3,063,000	—	—	—
Crossings Village	2,584,000	2,584,000	10/01/08	7%	9%
Martin’s Landing	2,280,000	2,280,000	12/01/08	7%	12%
Sunset Summit	—	1,900,000	—	—	—
Oasis	2,290,000	2,290,000	09/01/09	7%	9.25%
Windmill Lakes (c):
Due Contractually	—	2,000,000	—	—	—
Interest applied	—	(562,500)
Recorded Value	—	1,437,500
The Lakes	4,600,000	4,600,000	07/01/10	7%	9%

	$11,754,000	$18,154,500
	(c)

(a)                   Monthly principal and interest payments are based on a 30-year amortization.  The unpaid principal balances due at maturity are as follows:

Crossings Village	$9,917,000
Martin’s Landing	$8,524,000
Oasis	$9,550,000
The Lakes	$14,118,000

(b)                  The aggregate cost for federal income tax purposes is $49,641,101.

(c)                   The aggregate cost for federal income tax purposes is $11,754,000.

Impaired Additional Loans

On December 31, 1998, as a result of continued deterioration in property operations, the Advisor of the Trust determined that the Windmill Lakes Additional Loan was impaired. As a result, a valuation allowance of $2,000,000 was established to adjust the carrying amount of the loan to the estimated fair market value of the collateral less anticipated costs of sale.  On July 25, 2001, the Trust received $512,500 in accrued but unpaid base interest.  The Trust reflected the $512,500 received plus $50,000 previously received as a reduction in the principal balance of the Additional Loan and related impairment provision. During the fourth quarter of 2001, based on improved market conditions and property operations, the Trust reduced the impairment provision by an additional $937,500 to $500,000. As a result of the payoff received in March 2002, the remaining impairment provision of $500,000 was reversed.

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

Reconciliations of activity for 2002, 2001 and 2000 are as follows:

Insured Mortgages	2002	2001	2000

Balance at beginning of period	$85,625,185	$121,208,064	$131,750,452

Principal collections	(35,984,084)	(35,582,879)	(10,542,388)

Balance at end of period	$49,641,101	$85,625,185	$121,208,064

Additional Loans	2002	2001	2000

Balance at beginning of period	$17,654,500	$22,292,351	$21,298,351

Interest received and recognized as Additional Loan prepayment	—	(562,500)	—

Additional Loan prepayments	(6,400,500)	(5,575,351)	—

Adjustment to valuation allowance	500,000	1,500,000	994,000

Balance at end of period	$11,754,000	$17,654,500	$22,292,351

Property Descriptions:

•       Crossings Village Apartments (“Crossings Village”) is a 286-unit apartment complex located in Westlake, Ohio.

•       Martin’s Landing Apartments (“Martin’s Landing”) is a 300-unit apartment complex in Roswell, Georgia.

•       Oasis at Springtree (“Oasis”) is a 276-unit apartment complex located in Sunrise, Florida.

•       The Lakes at Vinings Apartments (“The Lakes”) is a 464-unit garden and townhouse style apartment complex in Vinings, Georgia.

D.            PIMS

The Trust has investments in four PIMs.  The Trust’s PIMs consist of either a Fannie Mae MBS or a sole participation interest in a HUD-insured first mortgage loan originated under the FHA lending program (collectively the “insured mortgages”) and participation interests in the revenue stream and appreciation of the property above specified levels.  The borrower conveys these participation features to the Trust generally through a subordinated promissory note and mortgage (the “Agreement”).  The Trust receives level monthly principal and interest payments, amortized over thirty to forty years.  The Fannie Mae MBS is guaranteed by Fannie Mae, and HUD insures payment of principal and interest on the FHA first mortgage loan.

The borrower generally cannot prepay the insured mortgage during the first five years but may prepay it thereafter subject to a 9% prepayment premium in years six through nine, a 1% prepayment premium in year ten and no prepayment premium thereafter. The Trust may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.  Generally, the participation features consist of the following:  (i) “Minimum Additional Interest” at rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) “Shared Income Interest” ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month and (iii) “Shared Appreciation Interest” ranging from 25% to 30% of any increase in value of the underlying property in excess of a specified threshold.  Payment of participation interest from the operations of the property is limited to 50% of net revenue or surplus cash as defined by Fannie Mae or HUD, respectively.  The total amount of participation interest payable by the borrower generally cannot exceed 50% of any increase in value of the property.

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

On December 30, 2002, the Trust received a prepayment of the Mequon Trails PIM participation feature totaling $572,226. The payoff consisted of $385,000 of Shared Appreciation Interest and $187,226 of Minimum Additional Interest and Shared Income Interest.  On January 27, 2003, the Trust received $13,007,834 in proceeds from the Fannie Mae MBS related to Mequon.  The Trust will make a special dividend of $.74 per share from the proceeds of the Mequon Trails PIM prepayment during the first half of 2003.

At December 31, 2002 and 2001 there are no insured mortgage loans within the Trust’s portfolio that are delinquent of principal or interest.

The Trust’s PIMs consisted of the following at December 31, 2002 and 2001:

PIM	Original Amount	Approximate Monthly Payments	Interest Rate	Maturity Date		Balance Outstanding at December 31,
						2002		2001
FNMA
Mequon Trails	$14,937,726	$93,700	6.50%	01/01/08	(a)	$13,007,834		$13,276,440

FHA
Rivergreens II	6,137,199	39,800	7.375%	01/01/35		5,874,997		5,917,280

Mill Ponds II	8,245,300	51,900	7.125%	12/01/35		7,926,183		7,982,225

The Fountains	10,336,000	70,800	7.875%	11/01/36		10,008,970		10,063,977

Total	$39,656,225	$256,200				$36,817,984	(b)	$37,239,922

(a)             Principal and interest payments are based on a 30-year amortization.  Unpaid principal of approximately $11,267,000 is due at maturity.

(b)            The aggregate cost for federal income tax purposes is $36,817,984.

Reconciliations of activity for 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Balance at beginning of period	$37,239,922	$37,631,330	$37,994,412

Discount amortization	276	255	236

Principal collections	(422,214)	(391,663)	(363,318)

Balance at end of period	$36,817,984	$37,239,922	$37,631,330

Property descriptions:

•       Mequon Trails Townhomes (“Mequon Trails”) is a 246-unit apartment complex located in Mequon, Wisconsin.

•       Rivergreens II Apartments (“Rivergreens II”) is a 126-unit apartment complex in Gladstone, Oregon.

•       Mill Ponds II Apartments (“Mill Ponds II”) is a 150-unit apartment complex in Bellbrook, Ohio.

•       The Fountains Apartments (“The Fountains”) is a 204-unit apartment complex in West Des Moines, Iowa.

E.      Mortgage Backed Securities

At December 31, 2002 the Trust’s MBS portfolio had an amortized cost of $11,011,354 and gross unrealized gains of $510,047.  At December 31, 2001, the Trust’s MBS portfolio had an amortized cost of $15,319,845 and gross unrealized gains of $281,119.  The MBS have maturities ranging from 2008 to 2031.

Maturity Date	Fair Value	Unrealized Gain

2003 – 2007	$—	$—
2008 – 2012	3,612,262	175,699
2013 – 2031	7,909,139	334,348

Total	$11,521,401	$510,047

F.                   Shareholders’ Equity

Under the Declaration of Trust, and commencing with the initial closing of the public offering of Shares, the Trust has declared and paid dividends on a quarterly basis.  During the period in which the Trust qualifies as a REIT, the Trust has and will pay quarterly dividends aggregating at least 90% of taxable income on an annual basis to be allocated to the shareholders, in proportion to their respective number of shares.

In order for the Trust to maintain its REIT status with respect to the requirements of Share ownership, the Declaration of Trust prohibits any investor from owning, directly or indirectly more than 9.80% of the outstanding Shares unless an exemption is granted by the Trustees and empowers the Trustees to refuse to permit any transfer of Shares which, in their opinion, would jeopardize the status of the Trust as a REIT.

G.     Related Party Transactions

Under the terms of the Advisory Service Agreement, the Advisor receives an Asset Management Fee equal to .75% per annum of the value of the Trust’s actual and committed invested assets payable quarterly.

The Trust also reimburses affiliates of the Advisor for certain expenses incurred in connection with maintaining the books and records of the Trust, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses.  Included in general and administrative expenses are legal fees and expenses paid by the Trust to an affiliate.  During the three years ended December 31, 2002, 2001 and 2000 these fees totaled $16,083, $6,276 and $1,533, respectively.

The Trust earned or received $398,549 of base interest from The Seasons in 2001 and $443,282 in 2000 (see Note C).  In addition, the Trust received $8,780,579 in 2001 and $446,574 in 2000 related to participating interest income.

H.     Federal Income Taxes

The reconciliation of the income reported in the accompanying statement of income with the income reported in the Trust’s 2002 federal income tax return follows:

Net income per statement of income	$14,037,382

Less: Book to tax difference for amortization of prepaid fees and expenses	(875,862)

Less: Book to tax difference for Additional Loan interest income	(2,062,277)

Less: Reduction of provision for impaired mortgage loans	(500,000)

Net income for federal income tax purposes	$10,599,243

The Trust paid dividends of $2.61 per share during 2002 which represents approximately $.58 from ordinary income and $2.03 represents a non-taxable dividend for federal income tax purposes.

The basis of the Trust’s assets for financial reporting purposes is less than its tax basis by approximately $4,237,000 and $7,162,000 at December 31, 2002 and 2001, respectively.  The basis of the Trust’s liabilities for financial reporting purposes were the same as its tax basis at December 31, 2002 and exceeded its tax basis by approximately $1,242,000 at December 31, 2001.

I.                    Fair Value Disclosures of Financial Instruments

The Trust uses the following methods and assumptions to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of those instruments.

MBS

The Trust estimates the fair value of MBS based on quoted market prices.  Based on the estimated fair value determined using these methods and assumptions, the Trust’s investments in MBS had gross unrealized gains of approximately $510,000 at December 31, 2002 and gross unrealized gains of approximately $281,000 at December 31, 2001.

PIMs and PIMIs

There is no established trading market for these investments.  Management estimates the fair value of the PIMs and the insured mortgage portion of the PIMIs using quoted market prices of MBS having the same stated coupon rate as the insured mortgages.  Additional Loans are based on the lower of the estimated collection value of the loan based on the estimated fair value of the underlying properties or the remaining principal balance of the loan as an estimate of the fair value of the loan is not practicable.  Management does not include any participation income in the Trust’s estimated fair values, as Management does not believe it can predict the time of realization of the feature with any certainty.

Based on the estimated fair value determined using these methods and assumptions, the Trust’s investments in PIMs and PIMIs had gross unrealized gains of approximately $3,694,000 at December 31, 2002 and gross unrealized gains of approximately $1,777,000 at December 31, 2001.

At December 31, 2002 and 2001, the estimated fair values of the Trust’s financial instruments are as follows:

	(rounded to thousands)
	2002		2001
	Fair Value	Carrying Value	Fair Value	Carrying Value

Cash and cash equivalents	$20,451	$20,451	$6,454	$6,454

MBS	11,521	11,521	15,601	15,601

PIMs and PIMIs:
PIMs	38,345	36,818	37,978	37,240
Insured mortgages	51,808	49,641	86,664	85,625
Additional loans	11,754	11,754	17,655	17,655

Total	$133,879	$130,185	$164,352	$162,575

J.      Subsequent Event

On March 7, 2003, the Trust received a prepayment of the Oasis at Springtree Additional Loan note.  The Trust received $2,290,000 of Additional Loan principal and $2,365,276 of Shared Appreciation Interest.  The Trust will pay a special dividend of $.26 per share from the proceeds of the Oasis at Springtree Additional Loan prepayment during the first half of 2003.

KRUPP GOVERNMENT INCOME TRUST II

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

2002

Description	Balance at Beginning of period	Charged to costs and expenses	Reversals	Balance at end of period

Valuation Allowance	$500,000	$—	$(500,000)	$—

2001

Description	Balance at Beginning of period	Charged to costs and expenses	Reversals	Balance at end of period

Valuation Allowance	$2,000,000	$—	$(1,500,000)	$500,000

2000

Description	Balance at Beginning of period	Charged to costs and expenses	Reversals	Balance at end of period

Valuation Allowance	$2,994,000	$—	$(994,000)	$2,000,000

KRUPP GOVERNMENT INCOME TRUST II

SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

For the Quarter Ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Total revenues	$7,126,266	$2,200,656	$2,680,751	$5,350,966

Net income	$5,944,486	$1,530,728	$1,959,918	$4,602,250

Earnings per Share	$.32	$.09	$.10	$.25

For the Quarter Ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Total revenues	$6,360,137	$3,476,744	$12,808,257	$2,684,679

Net income	$4,926,015	$2,516,304	$11,911,501	$2,787,158

Earnings per Share	$.27	$.14	$.64	$.16