Form 10-Q
period 2003-03-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 2003-05-13
CIK 872467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to___________

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

Yes |_| No |X|

                          Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Trustees. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2002, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS

                                     ASSETS
                                                                                March 31,    December 31,
                                                                                  2003           2002
                                                                              ------------   ------------
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2)
       Insured mortgages                                                      $ 38,223,849   $ 49,641,101
       Additional Loans                                                          9,464,000     11,754,000
Participating Insured Mortgages ("PIMs")(Note 2)                                23,769,970     36,817,984
Mortgage-Backed Securities ("MBS")(Note 3)                                      18,871,134     11,521,401
                                                                              ------------   ------------

       Total mortgage investments                                               90,328,953    109,734,486

Cash and cash equivalents                                                       41,634,120     20,450,923
Interest receivable and other assets                                               567,223        893,646
Prepaid acquisition fees and expenses, net of
       accumulated amortization of $5,351,441 and
       $6,479,558 respectively                                                   1,058,486      1,286,992
Prepaid participation servicing fees, net of
       accumulated amortization of $1,404,256 and
       $1,991,606, respectively                                                    388,826        494,352
                                                                              ------------   ------------

       Total assets                                                           $133,977,608   $132,860,399
                                                                              ============   ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                                                   $     37,545   $     47,848
                                                                              ------------   ------------

Shareholders' equity (Note 4) Common stock, no par value; 25,000,000 Shares authorized; 18,371,477 Shares
       issued and outstanding                                                  132,302,504    132,302,504

      Retained earnings                                                            666,635             --

       Accumulated comprehensive income                                            970,924        510,047
                                                                              ------------   ------------

       Total Shareholders' equity                                              133,940,063    132,812,551
                                                                              ------------   ------------

       Total liabilities and Shareholders' equity                             $133,977,608   $132,860,399
                                                                              ============   ============

                     The accompanying notes are an integral
                       part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                          For the Three Months
                                                             Ended March 31,
                                                        --------------------------
                                                            2003           2002
                                                        -----------   ------------
Revenues:
  Interest income - PIMs and PIMIs:
    Basic interest                                      $ 1,219,453   $  1,974,637
    Additional Loan interest                                112,187      2,206,227
    Participation interest                                2,311,018      2,673,573
  Interest income - MBS                                     217,229        226,007
  Interest income - cash and cash equivalents               108,361         45,822
                                                        -----------   ------------

      Total revenues                                      3,968,248      7,126,266
                                                        -----------   ------------

Expenses:
  Asset management fee to an affiliate                      172,657        263,587
  Expense reimbursements to affiliates                      108,710         31,975
  Amortization of prepaid fees and expenses                 334,032      1,285,408
  General and administrative                                114,207        100,810
  Reduction of provision for impaired additional loan            --       (500,000)
                                                        -----------   ------------

    Total expenses                                          729,606      1,181,780
                                                        -----------   ------------

Net income                                                3,238,642      5,944,486

Other comprehensive income:

    Net change in unrealized gain on MBS                    460,877          1,429
                                                        -----------   ------------

Total comprehensive income                              $ 3,699,519   $  5,945,915
                                                        ===========   ============

Basic earnings per Share                                $       .18   $        .32
                                                        ===========   ============

Weighted average Shares outstanding                      18,371,477     18,371,477
                                                        ===========   ============

                     The accompanying notes are an integral
                       part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

                                                                For The Three Months Ended
                                                                        March 31,
                                                               ----------------------------
                                                                   2003             2002
                                                               ------------    ------------
Operating activities:
   Net income                                                  $  3,238,642    $  5,944,486
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Amortization of net premium                                  16,825          30,997
        Amortization of prepaid fees and expenses                   334,032       1,285,408
        Reduction of provision for impaired additional loan              --        (500,000)
        Changes in assets and liabilities:
            Decrease in interest receivable and other assets        326,423         211,042
            Decrease in deferred income on Additional Loans              --      (1,242,282)
            Increase (decrease) in liabilities                      (10,303)         26,496
                                                               ------------    ------------

   Net cash provided by operating activities                      3,905,619       5,756,147
                                                               ------------    ------------

Investing activities:
   Principal collections on MBS                                   4,293,399       1,720,642
   Principal collections on Additional Loans                      2,290,000       4,500,500
   Principal collections on PIMs and Insured Mortgages           13,266,186      15,523,961
                                                               ------------    ------------

   Net cash provided by investing activities                     19,849,585      21,745,103
                                                               ------------    ------------

Financing activity:
   Dividends                                                     (2,572,007)    (25,352,639)
                                                               ------------    ------------

Net increase in cash and cash equivalents                        21,183,197       2,148,611

Cash and cash equivalents, beginning of period                   20,450,923       6,453,663
                                                               ------------    ------------

Cash and cash equivalents, end of period                       $ 41,634,120    $  8,602,274
                                                               ============    ============

Supplemental disclosure of non-cash investing activities:
   Reclassification of investment in a PIMI to a MBS           $ 11,199,153    $         --
                                                               ============    ============

Non cash activities:
   Increase in unrealized gain on  MBS                         $    460,877    $      1,429
                                                               ============    ============

                     The accompanying notes are an integral
                       part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS

1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor"), which is the advisor to Krupp Government Income Trust II (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 2002 for additional information relevant to significant accounting policies followed by the Trust.

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 2003 and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002.

      The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

      At March 31, 2003, the Trust's PIMs and PIMIs had a fair value of $74,941,871 including gross unrealized gains of $3,484,052. Fair value assumes that the insured first mortgage and the Fannie Mae MBS portion of the PIMs and PIMIs could be sold at prices equal to the amounts being realized by MBS with similar interest rates. Fair value includes the current carrying value of the Additional Loans. Fair value does not include any value for the participation features. The PIMs and PIMIs have maturities ranging from 2008 to 2036. At March 31, 2003, there are no PIMs or PIMIs within the Trust's portfolio that are delinquent as to principal or interest.

      On March 7, 2003, the Trust received a prepayment of the Oasis at Springtree Additional Loan note. The Trust received $2,290,000 of Additional Loan principal and $2,365,276 of Shared Appreciation Interest. On May 8, 2003, the Trust paid a special dividend of $0.26 per share from the proceeds of the Oasis at Springtree Additional Loan prepayment. As a result of the prepayment, the insured first mortgage loan on Oasis at Springtree was reclassified from a PIMI to a MBS as the only remaining portion of the investment was a FNMA MBS. The Trust also reclassified this investment as available-for-sale concurrent with the satisfaction of the participation feature. The Trust will continue to receive the scheduled principal and interest payments on the first mortgage until the property is refinanced or sold.

      On December 30, 2002, the Trust received a prepayment of the Mequon Trails PIM participation feature totaling $572,226. The payoff consisted of $385,000 of Shared Appreciation Interest and $187,226 of Minimum Additional Interest and Shared Income Interest. On January 27, 2003, the Trust received $13,007,834 in proceeds from the Fannie Mae MBS related to Mequon. On May 7, 2003, the Trust paid a special dividend of $0.74 per share from the proceeds of the Mequon Trails PIM prepayment.

3.    MBS

      At March 31, 2003, the Trust's MBS portfolio had an amortized cost of approximately $17,900,210 and gross unrealized gains of $970,924. The MBS portfolio has maturities ranging from 2008 to 2031.

      On March 25, 2003, the Trust received a payoff of the Willows MBS for $3,280,432. On May 9, 2003, the Trust paid a special dividend of $0.18 per share from the principal proceeds received.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

4.    Changes in Shareholder's Equity

      A summary of changes in Shareholders' equity for the three months ended March 31, 2003 is as follows:

                                                                     Accumulated       Total
                                      Common         Retained       Comprehensive   Shareholders'
                                       Stock         Earnings          Income          Equity
                                   -------------   -------------    -------------   -------------
Balance at December 31, 2002       $ 132,302,504   $          --    $     510,047   $ 132,812,551

Net income                                    --       3,238,642               --       3,238,642

Dividends                                     --      (2,572,007)              --      (2,572,007)

Change in unrealized gain on MBS              --              --          460,877         460,877
                                   -------------   -------------    -------------   -------------

Balance at March 31, 2003          $ 132,302,504   $     666,635    $     970,924   $ 133,940,063
                                   =============   =============    =============   =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Trust's 2002 Annual Report on Form 10-K and in this Form 10-Q.

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

Liquidity and Capital Resources

At March 31, 2003, the Trust had liquidity consisting of cash and cash equivalents of approximately $41.6 million as well as the cash inflows provided by PIMs, PIMIs, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors. As described more fully below, the Advisor has declared special dividends related to the Willows, Oasis at Springtree, Mequon Trails and Sunset Summit payoffs that will result in the distribution of $35.3 million of this cash in the form of a special dividend in the second quarter of 2003.

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

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. The current dividend rate is $0.14 per share per quarter. The Trustees, based on the Advisor's recommendations, generally set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Trustees may adjust the dividend rate or distribute such funds through a special dividend.

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

Through the three months ended March 31, 2003, the Trust received the first installment of Additional Loan interest due in 2003 from all three of its remaining PIMI investments.

During the first quarter of 2003, the Trust refunded $54,258 of participation interest received in 2000 and 2001 to the borrower on the Fountains PIM. The refund was due to an overpayment of participation interest by the borrower as a result of an error in their initial surplus cash calculations for 2000 and 2001. Upon reexamination of those calculations by the borrower, the borrower determined that certain proceeds were included that should not have been in the calculations. The borrower then submitted revised surplus cash calculations to the Advisor and upon review the Advisor determined that a refund was due to the borrower.

On May 5, 2003, the Trust paid a special dividend of $0.74 per share from the proceeds received in 2002 from the Sunset Summit PIMI payoff.

On March 25, 2003, the Trust received a payoff of the Willows MBS for $3,280,432. On May 9, 2003, the Trust paid a special dividend of $0.18 per share from the principal proceeds.

On March 7, 2003, the Trust received a prepayment of the Oasis at Springtree Additional Loan note. The Trust received $2,290,000 of Additional Loan principal and $2,365,276 of Shared Appreciation Interest. On May 8, 2003, the Trust paid a special dividend of $0.26 per share from the proceeds of the Oasis at Springtree Additional Loan prepayment. As a result of the prepayment, the insured first mortgage loan on Oasis at Springtree was reclassified from a PIMI to a MBS, as the only remaining portion of the investment was a FNMA MBS. The Trust also reclassified this investment as available-for-sale concurrent with the satisfaction of the participation feature. The Trust will continue to receive the scheduled principal and interest payments on the first mortgage until the property is refinanced or sold.

On December 30, 2002, the Trust received a prepayment of the Mequon Trails PIM participation feature totaling $572,226. The payoff consisted of $385,000 of Shared Appreciation Interest and $187,226 of Minimum Additional Interest and Shared Income Interest. On January 27, 2003, the Trust received $13,007,834 in proceeds from the Fannie Mae MBS related to Mequon. On May 7, 2003, the Trust paid a special dividend of $0.74 per share from the proceeds of the Mequon Trails PIM prepayment during the second quarter of 2003.

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

The borrower on the Crossings Village PIMI has contacted the Trust regarding a payoff. The Trust expects that this loan will not be paid off until September 2003 at the earliest due to the yield maintenance provision on the first mortgage, which underlies the Fannie Mae MBS.

The borrower on the Rivergreens II PIM has contacted the Trust regarding the date that the prepayment penalty on the loan reduces from 9% to 1%. The penalty reduces in August 2003 and it is the Advisor's expectation that once it reduces, the borrower will seek a refinancing that would pay off the loan.

The borrower on the The Fountains PIM has contacted the Trust regarding a payoff. The borrower has requested a reduction in the 9% prepayment premium to approximately 2.5%. Due to declining property operations, the competitive market, and significant repairs required at the property to replace deteriorating exterior staircases, the Advisor agreed to the lower prepayment premium to mitigate a potential default on the first mortgage. The Trust expects that the loan will not be paid off until the second quarter or third quarter of 2003. An appraisal has been ordered to determine the value of the property to calculate participation interest. At this time, the Trust does not believe that any participation interest will be received.

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

Critical Accounting Policies

The Trust's critical accounting policies relate to revenue recognition related to the Trust's PIM and PIMI investments, impaired mortgage loans, amortization of Prepaid Fees and Expenses and the carrying value of its MBS. The Trust's policies are as follows:

The Trust accounts for its MBS portion of a PIM or PIMI investment in accordance with the Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of held to maturity as these investments have a participation feature. As a result, the Trust would not sell or otherwise dispose of the MBS. Accordingly, the Trust has both the intention and ability to hold these investments to expected maturity. The Trust carries these MBS at amortized cost. The insured mortgage portion of the Federal Housing Administration ("FHA") PIM or PIMI is carried at amortized cost. The Trust holds these mortgages at amortized cost since they are fully insured by the FHA. The Additional Loans are carried at amortized cost unless the Advisor believes there is an impairment in value, in which case a valuation allowance is established in accordance with FAS 114 "Accounting by Creditors for Impairment of a Loan" and FAS 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The Trust, in accordance with the FAS 115, classifies its MBS portfolio as available-for-sale. The Trust classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs and PIMIs payoff and it will then be necessary to sell the remaining MBS portfolio in order to close out the Trust. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

Results of Operations

The Trust's net income decreased in the first quarter of 2003 as compared to the first quarter of 2002 primarily due to decreases in basic interest on PIMs and PIMIs, Additional Loan interest and participation interest and a reduction in the provision for impaired mortgage loans in the first quarter of 2002. These were partially offset by a decrease in amortization expense. Basic interest on PIMs and PIMIs decreased primarily due to the Mequon Trails payoff in January 2003 and the Norumbega Pointe, Windmill Lakes and Sunset Summit payoffs in 2002. Additional Loan interest decreased primarily due to the recognition in 2002 of deferred income from the Norumbega Pointe payoff and base interest recognized from the Windmill Lakes payoff in 2002. Participation interest decreased primarily due to the participation interest collected from the Norumbega Pointe payoff in February 2002 being greater than the participation interest collected from the Oasis at Springtree Additional Loan payoff in the first quarter of 2003. The reduction in the provision for impaired mortgage loans was due to the reversal of the impairment provision for the

Windmill Lakes PIMI as a result of the Additional Loan payoff received in the first quarter of 2002. Amortization expense decreased as a result of the full amortization of the remaining prepaid fees and expenses on the PIMI prepayments in 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Trust's investments in insured mortgages and MBS are guaranteed and/or insured by Fannie Mae, FHLMC, the Government National Mortgage Association ("GNMA") and HUD, and therefore, the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

The Trust's investments also include cash and cash equivalents of approximately $37.6 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2003, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its PIM and PIMI investments to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

                                       Krupp Government Income Trust II
                                                  (Registrant)


                                       BY:        /s/ Alan Reese
                                          --------------------------------------
                                                    Alan Reese
                                          Treasurer and Chief Accounting Officer
                                          of Krupp Government Income Trust II.

Date: April 28, 2003

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

Date: April 28, 2003

                                                     /s/ Douglas Krupp
                                                --------------------------------
                                                         Douglas Krupp
                                                     Chairman of the Board

Certifications

I, Alan Reese, certify that:

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

Date: April 28, 2003

                                           /s/ Alan Reese
                                   ------------------------------------
                                               Alan Reese
                                       Chief Accounting Officer