Form 10-Q
period 2003-06-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 2003-08-14
CIK 872467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________


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

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS


                                     ASSETS

                                                             June 30,       December 31,
                                                               2003             2002
                                                          --------------   --------------
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2)
     Insured mortgages                                    $   38,050,914   $   49,641,101
     Additional Loans                                          9,464,000       11,754,000
Participating Insured Mortgages ("PIMs")(Note 2)              23,729,023       36,817,984
Mortgage-Backed Securities ("MBS")(Note 3)                    16,923,886       11,521,401
                                                          --------------   --------------

     Total mortgage investments                               88,167,823      109,734,486

Cash and cash equivalents                                      6,383,940       20,450,923
Interest receivable and other assets                             703,741          893,646
Prepaid acquisition fees and expenses, net of
     accumulated amortization of $5,505,297 and
     $6,479,558, respectively                                    904,630        1,286,992
Prepaid participation servicing fees, net of
     accumulated amortization of $1,449,042 and
     $1,991,606, respectively                                    344,040          494,352
                                                          --------------   --------------

     Total assets                                         $   96,504,174   $  132,860,399
                                                          ==============   ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities                                               $       30,034   $       47,848
                                                          --------------   --------------

Shareholders' equity (Note 4) :
     Common stock, no par value; 25,000,000
     Shares authorized; 18,371,477 Shares
     issued and outstanding                                   96,190,104      132,302,504

     Accumulated comprehensive income                            284,036          510,047
                                                          --------------   --------------

     Total Shareholders' equity                               96,474,140      132,812,551
                                                          --------------   --------------

     Total liabilities and Shareholders' equity           $   96,504,174   $  132,860,399
                                                          ==============   ==============


                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                   For the Three Months          For the Six Months
                                                       Ended June 30,               Ended June 30,
                                                --------------------------   --------------------------
                                                    2003           2002          2003           2002
                                                -----------    -----------   -----------    -----------
Revenues:
  Interest income - PIMs and PIMIs:
        Basic interest                          $ 1,086,404    $ 1,655,328   $ 2,305,857    $ 3,629,965
        Additional Loan interest                    165,620        292,378       277,807      2,498,605
        Participation interest                         --             --       2,311,018      2,673,573
  Interest income - MBS                             276,301        223,134       493,530        449,141
  Interest income - cash and cash equivalents        58,399         29,816       166,760         75,638
                                                -----------    -----------   -----------    -----------
     Total revenues                               1,586,724      2,200,656     5,554,972      9,326,922
                                                -----------    -----------   -----------    -----------
Expenses:
  Asset management fee to an affiliate              165,106        229,713       337,763        493,300
  Expense reimbursements to affiliates               65,220         62,406       173,930         94,381
  Amortization of prepaid fees and expenses         198,642        278,556       532,674      1,563,964
  General and administrative                         91,548         99,253       205,755        200,063
  Reduction of provision for impaired
   additional loan                                     --             --            --         (500,000)
                                                -----------    -----------   -----------    -----------
     Total expenses                                 520,516        669,928     1,250,122      1,851,708
                                                -----------    -----------   -----------    -----------
Net income                                        1,066,208      1,530,728     4,304,850      7,475,214

Other comprehensive income:

     Net change in unrealized gain on MBS          (686,888)       105,937      (226,011)       107,366
                                                -----------    -----------   -----------    -----------
Total comprehensive income                      $   379,320    $ 1,636,665   $ 4,078,839    $ 7,582,580
                                                ===========    ===========   ===========    ===========
Basic earnings per share                        $       .05    $       .09   $       .23    $       .41
                                                ===========    ===========   ===========    ===========

Weighted average Shares outstanding              18,371,477                   18,371,477
                                                ===========                  ===========


                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

                                                                  For the Six Months
                                                                     Ended June 30,
                                                             ----------------------------
                                                                 2003            2002
                                                             ------------    ------------
 Operating activities:
   Net income                                                $  4,304,850    $  7,475,214
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Amortization of net premium                                  38,859          46,708
      Amortization of prepaid fees and expenses                   532,674       1,563,964
      Reduction of provision for impaired additional loan            --          (500,000)
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets         189,905         135,340
         Decrease in deferred income on Additional Loans             --        (1,242,282)
         Increase (decrease) in liabilities                       (17,814)         74,402
                                                             ------------    ------------
    Net cash provided by operating activities                   5,048,474       7,553,346
                                                             ------------    ------------
 Investing activities:
   Principal collections on MBS                                 5,531,651       2,563,062
   Principal collections on Additional Loans                    2,290,000       4,500,500
   Principal collections on PIMs and Insured Mortgages         13,480,142      26,602,524
                                                             ------------    ------------
   Net cash provided by investing activities                   21,301,793      33,666,086
                                                             ------------    ------------
 Financing activity:
   Dividends                                                  (40,417,250)    (42,805,542)
                                                             ------------    ------------
 Net decrease in cash and cash equivalents                    (14,066,983)     (1,586,110)

 Cash and cash equivalents, beginning of period                20,450,923       6,453,663
                                                             ------------    ------------
 Cash and cash equivalents, end of period                    $  6,383,940    $  4,867,553
                                                             ============    ============
 Supplemental disclosure of non-cash investing activities:
   Reclassification of investment in a PIMI to a MBS         $ 11,199,153    $       --
                                                             ============    ============
 Non Cash Activities:
   Increase (decrease) in unrealized gain on MBS             $   (226,011)   $    107,366
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

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 2003, its results of operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002.

      The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

      At June 30, 2003, the Trust's PIMs and PIMIs, including Additional Loans, had a fair value of $75,120,264 and gross unrealized gains of $3,876,327. Fair value assumes that the insured first mortgage of the PIMs and the Fannie Mae MBS portion of the PIMIs could be sold at prices equal to the amounts being realized by MBS with similar interest rates. Fair value includes the current carrying value of the Additional Loans. Fair value does not include any value for the participation features. The PIMs and PIMIs have maturities ranging from 2008 to 2036. At June 30, 2003 there are no PIMs or PIMIs within the Trust's portfolio that are delinquent as to principal or interest.

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

3.    MBS

      At June 30, 2003, the Trust's MBS portfolio had an amortized cost of $16,639,850 and gross unrealized gains of $284,036. The MBS portfolio has maturities ranging from 2008 to 2031.

      On March 25, 2003, the Trust received a payoff of the Willows MBS for $3,280,432. On May 9, 2003, the Trust paid a special dividend of $0.18 per share from the principal proceeds received.


                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

4.    Changes in Shareholders' Equity

      A summary of changes in Shareholders' equity for the six months ended June 30, 2003 is as follows:

                                                                      Accumulated         Total
                                      Common           Retained      Comprehensive    Shareholders'
                                       Stock           Earnings         Income            Equity
                                   -------------    -------------    -------------    -------------
Balance at December 31, 2002       $ 132,302,504    $        --      $     510,047    $ 132,812,551

Net income-                                 --          4,304,850             --          4,304,850

Dividends                            (36,112,400)      (4,304,850)            --        (40,417,250)

Change in unrealized gain on MBS            --               --           (226,011)        (226,011)
                                   -------------    -------------    -------------    -------------

Balance at June 30, 2003           $  96,190,104    $        --      $     284,036    $  96,474,140
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

Liquidity and Capital Resources

At June 30, 2003, the Trust had liquidity consisting of cash and cash equivalents of approximately $6.4 million, as well as the cash inflows provided by PIMs, PIMIs, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

Through the six months ended June 30, 2003, the Trust received the first installment of Additional Loan interest due in 2003 from all three of its remaining PIMI investments.

During the first quarter of 2003, the Trust refunded $54,258 of participation interest received in 2000 and 2001 to the borrower on the Fountains PIM. The refund was due to an overpayment of participation interest by the borrower as a result of an error the borrower made in their initial surplus cash calculations for 2000 and 2001. Upon reexamination, the borrower determined that certain proceeds were incorrectly included in those calculations. The borrower then submitted revised surplus cash calculations to the Advisor and, upon review, the Advisor determined that a refund was due to the borrower.

On May 5, 2003, the Trust paid a special dividend of $0.74 per share from the proceeds received in 2002 from the Sunset Summit PIMI payoff.

On March 25, 2003, the Trust received a payoff of the Willows MBS for $3,280,432. On May 9, 2003, the Trust paid a special dividend of $0.18 per share from the principal proceeds.

On March 7, 2003, the Trust received a prepayment of the Oasis at Springtree Additional Loan note. The Trust received $2,290,000 of Additional Loan principal and $2,365,276 of Shared Appreciation Interest. On May 8, 2003, the Trust paid a special dividend of $0.26 per share from the proceeds of the Oasis at Springtree Additional Loan prepayment. As a result of the prepayment, the insured first mortgage loan on Oasis at Springtree was reclassified from a PIMI to a MBS, as the only remaining portion of the investment was a FNMA MBS. The Trust also reclassified this investment as available-for-sale concurrent with the satisfaction of the participation feature. The Trust will continue to receive the scheduled principal and interest payments on the first mortgage until the property is refinanced or sold. Currently, the borrower is attempting to refinance the property. The Trust expects that the loan will be paid off in the third quarter.

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

Whether the operating performance of any of the remaining properties will provide sufficient cash flow from operations to pay either the Additional Loan interest or participation interest will depend on factors that the Trust has minimal control over. Should the properties be unable to generate sufficient cash flow to pay the Additional Loan interest, it would reduce the Trust's distributable cash flow and could affect the value of the Additional Loan collateral.

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

The borrower on the Crossings Village PIMI has contacted the Trust regarding a payoff of the PIMI. The borrower indicated that its prepayment of the PIMI will occur no earlier than September of 2003 due to a yield maintenance provision on the first mortgage, which underlies the Fannie Mae MBS.

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

The borrower on The Fountains PIM has contacted the Trust regarding a payoff. The borrower has requested a reduction in the 9% prepayment premium to approximately 2.5%. Due to declining property operations, the competitive market, and significant repairs required at the property to replace deteriorating exterior staircases, the Advisor agreed to the lower prepayment premium to mitigate a potential default on the first mortgage. The Trust expects that the loan will be paid off during the third quarter of 2003. An appraisal has been ordered to determine the value of the property to calculate participation interest. At this time, the Trust does not believe that any participation interest will be received.

The Trust has the option to call certain PIMs and all of the PIMIs by accelerating their maturity. If the call feature were exercised for an entire PIM or PIMI, then the insurance feature of that loan would be cancelled. Therefore, the Advisor will determine the merits of exercising the call option for each PIM and PIMI as economic conditions warrant. The Advisor also has the ability to modify or waive the prepayment premiums. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

Critical Accounting Policies

The Trust's critical accounting policies relate to revenue recognition related to the Trust's PIM and PIMI investments, impaired mortgage loans, amortization of Prepaid Fees and Expenses and the carrying value of its MBS. The Trust's policies are as follows:

The Trust accounts for its MBS portion of a PIM or PIMI investment in accordance with the Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of held to maturity as these investments have a participation feature. As a result, the Trust would not sell or otherwise dispose of the MBS. Accordingly, the Trust has both the intention and ability to hold these investments to expected maturity. The Trust carries these MBS at amortized cost. The insured mortgage portion of the Federal Housing Administration ("FHA") PIM or PIMI is carried at amortized cost. The Trust holds these mortgages at amortized cost since they are fully insured by the FHA. The Additional Loans are carried at amortized cost unless the Advisor believes there is an impairment in value, in which case a valuation allowance is established in accordance with FAS 114 "Accounting by Creditors for Impairment of a Loan" and FAS 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The Trust, in accordance with FAS 115, classifies its MBS portfolio as available-for-sale. The Trust classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs and PIMIs payoff and it will then be necessary to sell the remaining MBS portfolio in order to close out the Trust. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

Prepaid fees and expenses represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs and PIMIs. The Trust amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the estimated life of the underlying mortgage. The prepaid participation servicing fees are amortized using a method that approximates the effective interest method over a ten-year period, beginning at final endorsement of the loan if a HUD-insured loan and at closing if a Fannie Mae loan. Upon the repayment of a PIM or PIMI, any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan are expensed.

Results of Operations

The Trust's net income decreased in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 primarily due to decreases in basic interest on PIMs and PIMIs and Additional Loan interest. This decrease was partially offset by an increase in MBS interest income and decreases in asset management fees and amortization expense. Basic interest on PIMs and PIMIs decreased due to the Mequon Trails payoff in January 2003 and the Sunset Summit and Windmill Lakes payoffs in 2002. Basic interest on PIMs and PIMIs also decreased due to the reclassification of the Oasis at Springtree PIMI to a MBS in March 2003. Due to the reclassification, MBS interest income increased. Additional Loan interest decreased due to the payoffs of the Oasis at Springtree and Sunset Summit Additional Loans in March 2003 and November 2002, respectively. Asset management fees decreased due to the decrease in the Trust's investments as a result of principal collections and payoffs. Amortization expense decreased as a result of the full amortization of the remaining prepaid fees and expenses on the PIMI prepayments in 2002.

The Trust's net income decreased during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 primarily due to decreases in basic interest on PIMs and PIMIs, Additional Loan interest, participation interest and a reduction in the provision for impaired mortgage loans in the first quarter of 2002. This decrease was partially offset by decreases in amortization expense and asset management fees. Basic interest on PIMs and PIMIs decreased primarily due to the Mequon Trails payoff in January 2003 and the payoffs of Norumbega Pointe, Windmill Lakes and Sunset Summit in 2002. Basic interest on PIMs and PIMIs also decreased due to the reclassification of the Oasis at Springtree PIMI to a MBS in March 2003. Additional Loan interest decreased primarily due to the recognition in 2002 of deferred income from the Norumbega Pointe payoff, base interest recognized from the Windmill Lakes payoff in 2002 and the Oasis at Springtree payoff in March 2003. Participation interest decreased primarily due to the participation interest collected from the

Norumbega Pointe payoff in the first quarter of 2002 being greater than the participation interest collected from the Oasis at Springtree Additional Loan payoff in the first quarter of 2003. The reduction in the provision for impaired mortgage loans was due to the reversal of the impairment provision for the Windmill Lakes PIMI as a result of the Additional Loan payoff received in the first quarter of 2002. Amortization expense decreased as a result of the full amortization of the remaining prepaid fees and expenses on the PIMI prepayments in 2002. Asset management fees decreased due to the decrease in the Trust's investments as a result of principal collection and payoffs.

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

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States, and both have significant experience in mortgage securitizations. In addition, their MBS carry the highest credit rating given to financial instruments. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

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

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2003, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its PIM and PIMI investments to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the Trust's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Trust required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Trust's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                        KRUPP GOVERNMENT INCOME TRUST II

                           PART II - OTHER INFORMATION


 Item 1.      Legal Proceedings
              None

 Item 2.      Changes in Securities and Use of Proceeds
              None

 Item 3.      Defaults upon Senior Securities
              None

 Item 4.      Submission of Matters to a Vote of Security Holders
              None

 Item 5.      Other Information
              None

 Item 6.      Exhibits and Reports on Form 8-K

              (a) Exhibits

                 (31.1) Chief Executive Officer Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 (31.2) Chief Accounting Officer Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 (32.1) Chief Executive Officer Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 (32.2) Chief Accounting Officer Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                  Krupp Government Income Trust II
                                  --------------------------------
                                         (Registrant)



                                  BY: /s/ Alan Reese
                                      --------------------------------
                                      Alan Reese
                                      Treasurer and Chief Accounting Officer of
                                      Krupp Government Income Trust II.


 DATE:  August 6, 2003