Form 10-Q
period 2003-09-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 2003-11-10
CIK 872467

--------------------------
                                                            OMB APPROVAL
                                                      --------------------------
                                                      OMB Number:   3235-0070
                                                      Expires:  March 31, 2006
                                                      Estimated average burden
                                                      hours per response: 192.00
                                                      --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

Commission file number                  0-20164

                        Krupp Government Income Trust II
             (Exact name of registrant as specified in its charter)

        Massachusetts                                     04-3073045
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

One Beacon Street, Boston, Massachusetts                         02108
(Address of principal executive offices)                       (Zip Code)

                                 (617) 523-0066
              (Registrant's telephone number, including area code)

                                      N/A
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|

SEC1296 (08-03) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS

                              -------------------

                                     ASSETS

                                                               September 30,   December 31,
                                                                   2003            2002
                                                               ------------    -----------
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2):
     Insured mortgages                                         $37,874,529     $ 49,641,101
     Additional Loans                                            6,880,000       11,754,000
Participating Insured Mortgages ("PIMs")(Note 2)                17,846,150       36,817,984
Mortgage-Backed Securities ("MBS")(Note 3)                       4,601,541       11,521,401
                                                               -----------     ------------

           Total mortgage investments                           67,202,220      109,734,486

Cash and cash equivalents                                       23,042,895       20,450,923
Interest receivable and other assets                               414,803          893,646
Prepaid acquisition fees and expenses, net of
   accumulated amortization of $3,252,409 and
   $6,479,558, respectively                                        609,505        1,286,992
Prepaid participation servicing fees, net of
   accumulated amortization of $1,012,513 and
   $1,991,606, respectively                                        274,792          494,352
                                                               -----------     ------------

           Total assets                                        $91,544,215     $132,860,399
                                                               ===========     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                                    $    38,178     $     47,848
                                                               -----------     ------------

Shareholders' equity (Note 4):
          Common stock, no par value; 25,000,000
          Shares authorized; 18,371,477 Shares
          issued and outstanding                                91,264,433      132,302,504

           Accumulated comprehensive income                        241,604          510,047
                                                               -----------     ------------

          Total Shareholders' equity                            91,506,037      132,812,551
                                                               -----------     ------------

          Total liabilities and Shareholders' equity           $91,544,215     $132,860,399
                                                               ===========     ============

                     The accompanying notes are an integral
                       part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                              ---------------------


                                                        For the Three Months               For the Nine Months
                                                         Ended September 30,               Ended September 30,
                                                       2003             2002             2003               2002
                                                   -----------       ----------      -----------       ------------
Revenues:
   Interest income - PIMs and PIMIs:
      Basic interest                               $ 1,044,398       $1,649,343      $ 3,350,255       $  5,279,308
      Additional Loan interest                         165,619          185,511          443,426          2,684,116
      Participation interest                         2,969,564          611,856        5,280,582          3,285,429
  Interest income - MBS                                198,062          213,122          691,592            662,263
  Interest income - cash and cash equivalents           18,408           20,919          185,168             96,557
                                                   -----------       ----------      -----------       ------------

      Total revenues                                 4,396,051        2,680,751        9,951,023         12,007,673
                                                   -----------       ----------      -----------       ------------

Expenses:
  Asset management fee to an affiliate                 152,303          230,305          490,066            723,605
  Expense reimbursements to affiliates                  65,220           62,406          239,150            156,787
  Amortization of prepaid fees and expenses            364,373          278,555          897,047          1,842,519
  General and administrative                           105,231          149,567          310,986            349,630
  Reduction of provision for impaired
    additional loan                                         --               --               --           (500,000)
                                                   -----------       ----------      -----------       ------------

       Total expenses                                  687,127          720,833        1,937,249          2,572,541
                                                   -----------       ----------      -----------       ------------

Net income                                           3,708,924        1,959,918        8,013,774          9,435,132

 Other comprehensive income:

      Net change in unrealized gain on MBS             (42,432)          87,736         (268,443)           195,102
                                                   -----------       ----------      -----------       ------------

Total comprehensive income                         $ 3,666,492       $2,047,654      $ 7,745,331       $  9,630,234
                                                   ===========       ==========      ===========       ============

Basic earnings per share                           $       .21       $      .10      $       .44       $        .51
                                                   ===========       ==========      ===========       ============


Weighted average Shares outstanding                        18,371,477                        18,371,477
                                                           ==========                        ==========

                     The accompanying notes are an integral
                       part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

                             ---------------------

                                                                     For the Nine Months
                                                                      Ended September 30,
                                                               -------------------------------
                                                                   2003               2002
                                                               ------------       ------------
Operating activities:
  Net income                                                   $  8,013,774       $  9,435,132
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Amortization of net premium                                     55,740             59,824
     Amortization of prepaid fees and expenses                      897,047          1,842,519
     Reduction of provision for impaired additional loan                 --           (500,000)
     Changes in assets and liabilities:
        Decrease in interest receivable and other assets            478,843            116,874
        Decrease in deferred income on Additional Loans                  --         (1,242,282)
        Decrease in liabilities                                      (9,670)            (6,309)
                                                               ------------       ------------

  Net cash provided by operating activities                       9,435,734          9,705,758
                                                               ------------       ------------

Investing activities:
  Principal collections on MBS                                   17,794,608          3,272,036
  Principal collections on Additional Loans                       4,874,000          4,500,500
  Principal collections on PIMs and Insured Mortgages            19,539,475         26,960,598
                                                               ------------       ------------

  Net cash provided by investing activities                      42,208,083         34,733,134
                                                               ------------       ------------

Financing activity:
  Dividends                                                     (49,051,845)       (45,377,549)
                                                               ------------       ------------

Net increase (decrease) in cash and cash equivalents              2,591,972           (938,657)

Cash and cash equivalents, beginning of period                   20,450,923          6,453,663
                                                               ------------       ------------

Cash and cash equivalents, end of period                       $ 23,042,895       $  5,515,006
                                                               ============       ============

Supplemental disclosure of non-cash investing activities:
  Reclassification of investment in a PIMI to a MBS            $ 11,199,153       $         --
                                                               ============       ============

Non cash activities:
  Increase (decrease) in unrealized gain on MBS                $   (268,443)      $    195,102
                                                               ============       ============

                     The accompanying notes are an integral
                       part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS

                               ------------------

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

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 2003, its results of operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002.

      The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

      At September 30, 2003, the Trust's PIMs and PIMIs, including Additional Loans, had a fair value of $64,092,847 and gross unrealized gains of $1,492,168. Fair value assumes that the insured first mortgage of the PIMs and the Fannie Mae MBS portion of the PIMIs could be sold at prices equal to the amounts being realized by MBS with similar interest rates. Fair value includes the current carrying value of the Additional Loans. Fair value does not include any value for the participation features. The PIMs and PIMIs have maturities ranging from 2008 to 2036. At September 30, 2003, there were no PIMs or PIMIs within the Trust's portfolio that were delinquent as to principal or interest.

      On September 30, 2003, the Trust received a prepayment of the Crossings Village Apartments Subordinated Promissory Note and the Crossings Village Apartments Additional Loan. The Trust received $2,584,000 of Additional Loan principal and $15,073 of Additional Loan interest. In addition, the Trust received $2,454,048 of Preferred Interest and $38,646 of Shared Appreciation Interest. On October 25, 2003, the Trust received $11,349,632 from the Fannie Mae MBS related to Crossings Village. During the fourth quarter of 2003, the Trust will pay a special dividend of $0.90 per share from the proceeds of the Crossings Village Apartments prepayment.

      On September 18, 2003, the Trust received a prepayment of the Rivergreens Apartments II PIM for $5,845,000. The Trust also received a prepayment premium of $58,450 from this payoff. On September 30, 2003, the Trust paid a special dividend of $0.33 per share from the proceeds of the Rivergreens Apartments II PIM prepayment.

      Rivergreens II was a participating insured mortgage that was not required to simultaneously pay off the Subordinated Promissory Note with the first mortgage. The release of the Subordinated Promissory Note and the amount of participation income that the Trust is entitled to are currently being negotiated. The Advisor has ordered a second appraisal of the property to calculate participation interest and expects the valuation issue to be resolved during the fourth quarter. Upon receipt of the participation income, the Trust will distribute the proceeds through a special dividend.

      On March 7, 2003, the Trust received a prepayment of the Oasis at Springtree Additional Loan note. The Trust received $2,290,000 of Additional Loan principal and $2,365,276 of Shared Appreciation Interest. On May 8, 2003, the Trust paid a special dividend of $0.26 per share from the proceeds of the Oasis at Springtree Additional Loan prepayment. As a result of the prepayment, the insured first mortgage loan on Oasis at Springtree was reclassified from a PIMI to a MBS as the only remaining portion of the investment was a FNMA MBS. The Trust also reclassified this investment as available-for-sale concurrent with the satisfaction of the

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

2.    PIMs and PIMIs, continued

      participation feature. The Trust continued to receive the scheduled principal and interest payments on the first mortgage until it was paid in full on September 25, 2003.

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

3.    MBS

      At September 30, 2003, the Trust's MBS portfolio had an amortized cost of approximately $4,359,937 and gross unrealized gains of $241,604. The MBS portfolio has maturities ranging from 2008 to 2031.

      On September 25, 2003, the Trust received a payoff of the Oasis at Springtree MBS for $11,116,057. On October 7, 2003, the Trust paid a special dividend of $0.61 per share from the principal proceeds received.

      On March 25, 2003, the Trust received a payoff of the Willows MBS for $3,280,432. On May 9, 2003, the Trust paid a special dividend of $0.18 per share from the principal proceeds received.

4.    Changes in Shareholder's Equity

      A summary of changes in Shareholders' equity for the nine months ended September 30, 2003 is as follows:

                                                                           Accumulated          Total
                                          Common           Retained       Comprehensive     Shareholders'
                                          Stock            Earnings          Income            Equity
                                      -------------       -----------     -------------     -------------
 Balance at December 31, 2002         $ 132,302,504       $        --       $ 510,047       $ 132,812,551

 Net income                                      --         8,013,774              --           8,013,774

 Dividends                              (41,038,071)       (8,013,774)             --         (49,051,845)

Change in unrealized gain on MBS                 --                --        (268,443)           (268,443)
                                      -------------       -----------       ---------       -------------

Balance at September 30, 2003         $  91,264,433       $        --       $ 241,604       $  91,506,037
                                      =============       ===========       =========       =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Trust's 2002 Annual Report on Form 10-K and in this report on Form 10-Q.

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

Liquidity and Capital Resources

At September 30, 2003, the Trust had liquidity consisting of cash and cash equivalents of approximately $23.0 million, as well as the cash inflows provided by PIMs, PIMIs, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors. As described more fully below, the Advisor has declared special dividends related to the Crossing Village and Oasis at Springtree payoffs that will result in the distribution of approximately $16.3 million of this cash in the form of special dividends in the fourth quarter of 2003.

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

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. The current dividend rate is $0.14 per share per quarter. The Trustees, based on the Advisor's recommendations, generally set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Trustees may adjust the dividend rate or distribute such funds through a special dividend. The Advisor made a recommendation to the Trustees at the November Board Meeting to reduce the dividend rate from $0.14 per share to $0.05 per share effective with the May 2004 dividend. The Trustees approved the recommendation to reduce the dividend rate.

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

Through the nine months ended September 30, 2003, the Trust received both installments of Additional Loan interest due in 2003 from its remaining PIMI investments.

The Trust received participation interest based on cash flow generated by property operations from three of its investments during the nine months ended September 30, 2003. Mill Pond II paid $19,309, Martins Landing paid $138,603 and the Lakes paid $260,508. In addition, the Trust received and recognized participation interest related to the Oasis at Springtree Additional Loan payoff and the Crossings Village Additional Loan payoff (see below).

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

On September 30, 2003, the Trust received a prepayment of the Crossings Village Subordinated Promissory Note and the Crossings Village Additional Loan. The Trust received $2,584,000 of Additional Loan principal and $15,073 of Additional Loan interest. In addition, the Trust received $2,454,048 of Preferred Interest and $38,646 of Shared Appreciation Interest. On October 25, 2003, the Trust received $11,349,632 from the Fannie Mae MBS related to Crossings Village. During the fourth quarter of, 2003, the Trust will pay a special dividend of $0.90 per share from the proceeds of the Crossings Village Apartments prepayment.

On September 25, 2003, the Trust received a payoff of the Oasis at Springtree MBS for $11,116,057. On October 7, 2003, the Trust paid a special dividend of $0.61 per share from the principal proceeds received.

On September 18, 2003, the Trust received a prepayment of the Rivergreens Apartments II PIM for $5,845,000. The Trust also received a prepayment premium of $58,450 from this payoff. On September 30, 2003, the Trust paid a special dividend of $0.33 per share from the proceeds of the Rivergreens Apartments II PIM prepayment.

Rivergreens II was a participating insured mortgage that was not required to simultaneously pay off the Subordinated Promissory Note with the first mortgage. The release of the Subordinated Promissory Note and the amount of participation income that the Trust is entitled to are currently being negotiated. The Advisor has ordered a second appraisal of the property to calculate participation interest and expects the valuation issue to be resolved during the fourth quarter. Upon receipt of the participation income, the Trust will distribute the proceeds through a special dividend.

On May 5, 2003, the Trust paid a special dividend of $0.74 per share from the proceeds received in 2002 from the Sunset Summit PIMI payoff.

On March 25, 2003, the Trust received a payoff of the Willows MBS for $3,280,432. On May 9, 2003, the Trust paid a special dividend of $0.18 per share from the principal proceeds.

On March 7, 2003, the Trust received a prepayment of the Oasis at Springtree Additional Loan note. The Trust received $2,290,000 of Additional Loan principal and $2,365,276 of Shared Appreciation Interest. On May 8, 2003, the Trust paid a special dividend of $0.26 per share from the proceeds of the Oasis at Springtree Additional Loan prepayment. As a result of the prepayment, the insured first mortgage loan on Oasis at Springtree was reclassified from a PIMI to a MBS, as the only remaining portion of the investment was a FNMA MBS. The Trust also reclassified this investment as available-for-sale concurrent with the satisfaction of the participation feature. The Trust continued to receive the scheduled principal and interest payments on the first mortgage until it was paid in full on September 25, 2003.

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

The borrower on The Fountains PIM has contacted the Trust regarding a payoff. The borrower has requested a reduction in the 9% prepayment premium to approximately 2.25%. Due to declining property operations, the competitive market, and significant repairs required at the property to replace deteriorating exterior staircases, the Advisor agreed to the lower prepayment premium to mitigate a potential default on the first mortgage. The Trust expects that the loan will be paid off during the fourth quarter of 2003. An appraisal of the property has determined that the underlying property value has not increased sufficiently to meet the criteria for the Trust to earn any participation interest.

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

Impaired loans are those Additional Loans for which the Advisor believes the collection of all amounts due in accordance with the contractual terms of the loan agreement is not likely. Where necessary, impaired loans are measured based on the fair value of the underlying collateral net of estimated selling costs. The Trust measures impairment on these loans quarterly. Interest received on impaired loans is generally applied against the loan principal.

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

Results of Operations

The Trust's net income increased in the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 primarily due to an increase in participation interest. This increase was partially offset by a decrease in basic interest on PIMs and PIMIs. Participation interest increased primarily due to the participation interest collected from the payoff of the Crossings Village Apartments Additional Loan. Basic interest on PIMs and PIMIs decreased primarily due to the Mequon Trails payoff in January 2003 and the Sunset Summit payoff in 2002. Basic interest on PIMs and PIMIs also decreased due to the reclassification of the Oasis at Springtree PIMI to a MBS in March 2003.

The Trust's net income decreased in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily due to decreases in basic interest on PIMs and PIMIs, Additional Loan interest and a reduction in the provision for impaired mortgage loans in the first quarter of 2002. This decrease was partially offset by an increase in participation interest and decreases in amortization expense and asset management fees. Basic interest on PIMs and PIMIs decreased primarily due to the Mequon Trails payoff in January 2003 and the Norumbega Pointe, Windmill Lakes and Sunset Summit payoffs in 2002. Basic interest on PIMs and PIMIs also decreased due to the reclassification of the Oasis at Springtree PIMI to a MBS in March 2003. Additional Loan interest decreased primarily due to the recognition in 2002 of deferred income from the Norumbega Pointe payoff, base interest recognized from the Windmill Lakes payoff in 2002, the Sunset Summit payoff in 2002 and the Oasis at Springtree payoff in March 2003. The reduction in the provision for impaired mortgage loans was due to the reversal of the impairment provision for the Windmill Lakes PIMI as a result of the Additional Loan payoff received in the first quarter of 2002. Participation interest decreased due primarily to the participation interest collected from the Oasis at Springtree and Crossings Village payoffs in 2003 exceeding the participation interest collected from the Norumbega Pointe payoff in 2002. Amortization expense increased as a result of the full amortization of the remaining prepaid fees and expenses on the PIMI prepayments in 2002. Asset management fees decreased due to the decrease in the Trust's investments as a result of principal collection and payoffs.

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

The Trust's investments also include cash and cash equivalents of approximately $17.8 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2003, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its PIM and PIMI investments to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

                             ---------------------

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

 DATE:  October 30, 2003