Form 10-Q
period 2004-03-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 2004-05-11
CIK 872467

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

For the quarterly period ended March 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number 0-20164

                        Krupp Government Income Trust II
             (Exact name of registrant as specified in its charter)

           Massachusetts                                    04-3073045
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

 One Beacon Street, Boston, Massachusetts                      02108
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

                                                                  Yes |_| No |X|

SEC 1296 (01-04)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                          Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Trustees. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2003, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS

                                     ASSETS
                                                                 March 31,       December 31,
                                                                   2004              2003
                                                                -----------      -----------
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2):
      Insured mortgages                                         $26,278,077      $26,402,701
      Additional Loans                                            6,880,000        6,880,000
Participating Insured Mortgages ("PIMs")(Note 2)                  7,850,187        7,865,941
Mortgage-Backed Securities ("MBS")(Note 3)                        3,533,830        3,930,944
                                                                -----------      -----------

      Total mortgage investments                                 44,542,094       45,079,586

Cash and cash equivalents                                         4,147,995        5,454,067
Interest receivable and other assets                                271,730          399,184
Prepaid acquisition fees and expenses, net of
      accumulated amortization of $1,914,747 and
      $1,861,827, respectively                                      276,375          329,295
Prepaid participation servicing fees, net of
      accumulated amortization of $623,984 and
      $605,866, respectively                                        106,390          124,508
                                                                -----------      -----------

      Total assets                                              $49,344,584      $51,386,640
                                                                ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                                     $    89,558      $   183,379
                                                                -----------      -----------

Shareholders' equity (Note 4):
      Common stock, no par value; 25,000,000
      Shares authorized; 18,371,477 Shares
      issued and outstanding                                     49,044,502       51,067,705

      Accumulated comprehensive income                              210,524          135,556
                                                                -----------      -----------

      Total Shareholders' equity                                 49,255,026       51,203,261
                                                                -----------      -----------

      Total liabilities and Shareholders' equity                $49,344,584      $51,386,640
                                                                ===========      ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                      For the Three Months
                                                          Ended March 31,
                                                   ----------------------------

                                                      2004             2003
                                                   -----------      -----------

Revenues:
  Interest income - PIMs and PIMIs:
    Basic interest                                 $   581,093      $ 1,219,453
    Additional Loan interest                           120,400          112,187
    Participation interest                             136,494        2,311,018
  Interest income - MBS                                 50,962          217,229
  Interest income - cash and cash equivalents           11,901          108,361
                                                   -----------      -----------

      Total revenues                                   900,850        3,968,248
                                                   -----------      -----------

Expenses:
  Asset management fee to an affiliate                  82,878          172,657
  Expense reimbursements to affiliates                 111,729          108,710
  Amortization of prepaid fees and expenses             71,038          334,032
  General and administrative                            86,401          114,207
                                                   -----------      -----------

    Total expenses                                     352,046          729,606
                                                   -----------      -----------

Net income                                             548,804        3,238,642

Other comprehensive income:

    Net increase in unrealized gain on MBS              74,968          460,877
                                                   -----------      -----------

Total comprehensive income                         $   623,772      $ 3,699,519
                                                   ===========      ===========

Basic earnings per Share                           $       .03      $       .18
                                                   ===========      ===========

Weighted average Shares outstanding                 18,371,477       18,371,477
                                                   ===========      ===========

                     The accompanying notes are an integral
                       part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

                                                                  For The Three Months Ended
                                                                          March 31,
                                                                ------------------------------
                                                                   2004               2003
                                                                -----------       ------------
Operating activities:
   Net income                                                   $   548,804       $  3,238,642
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization of net premium                                   14,223             16,825
       Amortization of prepaid fees and expenses                     71,038            334,032
       Changes in assets and liabilities:
          Decrease in interest receivable and other assets          127,454            326,423
         Decrease in liabilities                                    (93,821)           (10,303)
                                                                -----------       ------------

   Net cash provided by operating activities                        667,698          3,905,619
                                                                -----------       ------------

Investing activities:
   Principal collections on MBS                                     457,859          4,293,399
   Principal collections on Additional Loans                             --          2,290,000
   Principal collections on PIMs and Insured Mortgages              140,378         13,266,186
                                                                -----------       ------------

   Net cash provided by investing activities                        598,237         19,849,585
                                                                -----------       ------------

Financing activity:
   Dividends                                                     (2,572,007)        (2,572,007)
                                                                -----------       ------------

Net (decrease) increase in cash and cash equivalents             (1,306,072)        21,183,197

Cash and cash equivalents, beginning of period                    5,454,067         20,450,923
                                                                -----------       ------------

Cash and cash equivalents, end of period                        $ 4,147,995       $ 41,634,120
                                                                ===========       ============

Supplemental disclosure of non-cash investing activities:
   Reclassification of investment in a PIMI to a MBS            $        --       $ 11,199,153
                                                                ===========       ============

Non cash activities:
   Increase in unrealized gain on MBS                           $    74,968       $    460,877
                                                                ===========       ============

                     The accompanying notes are an integral
                       part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS

1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor"), which is the advisor to Krupp Government Income Trust II (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 2003 for additional information relevant to significant accounting policies followed by the Trust.

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 2004 and the results of its operations for the three months ended March 31, 2004 and 2003 and its cash flows for the three months ended March 31, 2004 and 2003.

      The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

      At March 31, 2004, the Trust's remaining PIM and PIMIs, including Additional Loans, had a fair value of $41,670,501 and gross unrealized gains of $662,237. Fair value assumes that the insured first mortgage of the remaining PIM and the Fannie Mae MBS portion of the PIMIs could be sold at prices equal to the amounts being realized by MBS with similar interest rates. Fair value includes the current carrying value of the Additional Loans. Fair value does not include any value for the participation features. The PIM and PIMIs have maturities ranging from 2008 to 2035. At March 31, 2004, there were no PIMs or PIMIs within the Trust's portfolio that were delinquent as to principal or interest.

3.    MBS

      At March 31, 2004, the Trust's MBS portfolio had an amortized cost of $3,323,306 and gross unrealized gains of $210,524. The MBS portfolio has maturities ranging from 2008 to 2031.

4.    Changes in Shareholder's Equity

      A summary of changes in Shareholders' equity for the three months ended March 31, 2004 is as follows:

                                                                             Accumulated          Total
                                          Common              Retained      Comprehensive      Shareholders'
                                           Stock              Earnings          Income            Equity
                                        ------------         ---------      -------------      ------------
Balance at December 31, 2003            $ 51,067,705         $      --         $135,556        $ 51,203,261

Net income                                        --           548,804               --             548,804

Dividends                                 (2,023,203)         (548,804)              --          (2,572,007)

Change in unrealized gain on MBS                  --                --           74,968              74,968
                                        ------------         ---------         --------        ------------

Balance at March 31, 2004               $ 49,044,502         $      --         $210,524        $ 49,255,026
                                        ============         =========         ========        ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Trust's 2003 Annual Report on Form 10-K and in this report on Form 10-Q.

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

Liquidity and Capital Resources

At March 31, 2004, the Trust had liquidity consisting of cash and cash equivalents of approximately $4.14 million as well as the cash inflows provided by the remaining PIM, PIMIs, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its remaining PIM and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust's liquidity is the quarterly dividend paid to investors of approximately $919,000, which represents the current quarterly dividend rate of $0.05 per share. Dividends are funded by interest income received on the remaining PIM, PIMIs, MBS and cash and cash equivalents, net of operating expenses, and the principal collections received on its remaining PIM, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. The current dividend rate is $0.05 per share per quarter. The Trustees, based on the Advisor's recommendations, generally set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Trustees may adjust the dividend rate or distribute such funds through a special dividend.

In addition to providing guaranteed or insured monthly principal and interest payments from the insured first mortgage or Fannie Mae MBS portion of a PIM or PIMI, the Trust's investments in the remaining PIM and PIMIs also may provide additional income through the interest on the Additional Loan portion of the PIMIs as well as participation interest based on operating cash flow and increase in the value realized upon the sale or refinance of the underlying properties. However, these payments and collection of the Additional Loan principal are neither guaranteed nor insured and depend on the successful operations of the underlying properties.

Through the three months ended March 31, 2004, the Trust received the first installment of Additional Loan interest due in 2004 from both of its remaining PIMI investments.

The Trust received participation interest based on cash flow generated by property operations from two of its investments during the three months ended March 31, 2004. The Lakes paid $70,752 and Martin's Landing paid $65,742.

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

There are contractual restrictions on the prepayment of the remaining PIM and PIMIs. During the first five years of the investment, borrowers are generally prohibited from repayment. During the second five years, the PIM borrower can prepay the insured mortgage by paying the greater of a prepayment premium or the participation interest due at the time of the prepayment. Similarly, the PIMI borrowers can prepay the insured mortgage and the Additional Loan by satisfying the Preferred Return obligation. The participation features and the Additional Loans are neither insured nor guaranteed. If the prepayment of the remaining PIM or PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust generally would not receive any participation interest or any amounts due under the Additional Loan. At this time, the Trust does not expect the remaining PIM and PIMIs to be subject to an insurance claim or foreclosure.

The Trust has the option to call the remaining PIM and all of the PIMIs by accelerating their maturity. If the call feature is exercised for an entire PIM or PIMI then the insurance feature of the loan would be cancelled. Therefore, the Advisor will determine the merits of exercising the call option for each PIM and PIMI as economic conditions warrant. The Advisor also has the ability to modify or waive the prepayment premiums. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

Critical Accounting Policies

The Trust's critical accounting policies relate to revenue recognition related to the Trust's PIM and PIMI investments, impaired mortgage loans, amortization of Prepaid Fees and Expenses and the carrying value of its MBS. The Trust's policies are as follows:

The Trust accounts for its MBS portion of a PIM or PIMI investment in accordance with the Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of held to maturity as these investments have a participation feature. As a result, the Trust would not sell or otherwise dispose of the MBS. Accordingly, the Trust has both the intention and ability to hold these investments to expected maturity. The Trust carries these MBS at amortized cost. The insured mortgage portion of the Federal Housing Administration ("FHA") PIM or PIMI is carried at amortized cost. The Trust holds these mortgages at amortized cost since they are fully insured by the FHA. The Additional Loans are carried at amortized cost unless the Advisor believes there is an impairment in value, in which case a valuation allowance is established in accordance with FAS 114 "Accounting by Creditors for Impairment of a Loan" and FAS 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The Trust, in accordance with the FAS 115, classifies its MBS portfolio as available-for-sale. The Trust classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs and PIMIs payoff. It will be necessary to then sell the remaining MBS portfolio in order to close out the Trust. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

Results of Operations

The Trust's net income decreased in the first quarter of 2004 as compared to the first quarter of 2003 primarily due to decreases in basic interest on PIMs and PIMIs, participation interest and MBS interest income. This decrease was partially offset by a decrease in amortization expense. Basic interest on PIMs and PIMIs decreased primarily due to the Mequon Trails, Rivergreens II, Crossings Village and Fountains payoffs in 2003. Basic interest on PIMs and PIMIs also decreased due to the reclassification of the Oasis at Springtree PIMI to a MBS in March 2003. Participation interest decreased primarily due to the participation interest collected from the payoff of Oasis at Springtree in the first quarter of 2003, which exceeded the participation interest collected in the first quarter of 2004. MBS interest income decreased primarily due to principal collections on the single family MBS and the Willows MBS payoff in 2003. Amortization expense decreased primarily due to the payoffs of the Rivergreens II and Fountains PIMs and the Oasis at Springtree and Willows MBS in 2003. Amortization expense also decreased due to the full amortization of prepaid fees and expenses for the Mequon Trails PIM and the Crossings Village PIMI in 2003.

Off Balance Sheet Arrangements

The Trust has no off balance sheet arrangements as described in Item 303(a)(4)(ii) of Regulation S-K and did not have any such arrangements during the period covered by this report on Form 10-Q.

Contractual Obligations

The Trust has no contractual obligations as contemplated by Item 303(a)(5) of Regulation S-K and did not have any such arrangements either during the period covered by this report on Form 10-Q or during the Partnership's most recent completed fiscal year.

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

On March 31, 2004, the Trust's investments also include cash and cash equivalents of approximately $3.9 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2004, the Trust's remaining PIM, PIMIs and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its PIM and PIMI investments to expected maturity. It is expected that substantially all of the MBS will prepay over the same period, mitigating any potential interest rate risk to the disposition value of any remaining MBS.

The Trust monitors prepayments and considers prepayment trends, as well as dividend requirements of the Trust, when setting regular dividend policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For the remaining PIM and PIMIs, the Trust incorporates prepayment assumptions into planning as individual properties notify the Trust of the intent to prepay or as they are scheduled to mature.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, the Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. The Chief Executive Officer and the Chief Accounting Officer concluded that the Trust's disclosure controls and procedures were effective, as of the date of their evaluation, in timely alerting them to material information relating to the Trust required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Trust's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                        KRUPP GOVERNMENT INCOME TRUST II

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

                                   Krupp Government Income Trust II
                                       (Registrant)


                                   BY: /s/ Alan Reese
                                       ------------------------------
                                       Alan Reese
                                       Treasurer and Chief Accounting Officer of
                                       Krupp Government Income Trust II.

Date: May 5, 2004