Form 10-Q
period 2004-06-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 2004-08-13
CIK 872467

----------------------------
                                                            OMB APPROVAL
                                                    ----------------------------
                                                    OMB Number:       3235-0070
                                                    Expires:     March 31, 2006
                                                    Estimated average burden
                                                    hours per response: 192.00
                                                    ----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS

                                     ASSETS

                                                                  June 30,      December 31,
                                                                    2004            2003
                                                                -----------     ------------
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2):
      Insured mortgages                                         $26,150,977      $26,402,701
      Additional Loans                                            6,880,000        6,880,000
Participating Insured Mortgages ("PIMs")(Note 2)                  7,834,147        7,865,941
Mortgage-Backed Securities ("MBS")(Note 3)                        3,240,296        3,930,944
                                                                -----------      -----------

      Total mortgage investments                                 44,105,420       45,079,586

Cash and cash equivalents                                         4,018,939        5,454,067
Interest receivable and other assets                                386,495          399,184
Prepaid acquisition fees and expenses, net of
      accumulated amortization of $1,967,667 and
      $1,861,827, respectively                                      223,455          329,295
Prepaid participation servicing fees, net of
      accumulated amortization of $642,102 and
      $605,866, respectively                                         88,272          124,508
                                                                -----------      -----------

      Total assets                                              $48,822,581      $51,386,640
                                                                ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                                     $    55,046      $   183,379
                                                                -----------      -----------

Shareholders' equity (Note 4):
      Common stock, no par value; 25,000,000
      Shares authorized; 18,371,477 Shares
      issued and outstanding                                     48,592,605       51,067,705

      Accumulated comprehensive income                              174,930          135,556
                                                                -----------      -----------

      Total Shareholders' equity                                 48,767,535       51,203,261
                                                                -----------      -----------

      Total liabilities and Shareholders' equity                $48,822,581      $51,386,640
                                                                ===========      ===========

                     The accompanying notes are an integral
                       part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                         For the Three Months                  For the Six Months
                                                             Ended June 30,                       Ended June 30,
                                                   -------------------------------       ------------------------------
                                                       2004                2003              2004                2003
                                                   ------------       ------------       ------------      ------------
Revenues:
  Interest income - PIMs and PIMIs:
        Basic interest                             $    578,698       $  1,086,404       $  1,159,791      $  2,305,857
        Additional Loan interest                        120,400            165,620            240,800           277,807
        Participation interest                               --                 --            136,494         2,311,018
  Interest income - MBS                                  53,783            276,301            104,745           493,530
  Interest income - cash and cash equivalents             9,871             58,399             21,772           166,760
                                                   ------------       ------------       ------------      ------------

     Total revenues                                     762,752          1,586,724          1,663,602         5,554,972
                                                   ------------       ------------       ------------      ------------

Expenses:
  Asset management fee to an affiliate                   82,083            165,106            164,961           337,763
  Expense reimbursements to affiliates                   64,465             65,220            176,194           173,930
  Amortization of prepaid fees and expenses              71,038            198,642            142,076           532,674
  General and administrative                             78,489             91,548            164,890           205,755
                                                   ------------       ------------       ------------      ------------

     Total expenses                                     296,075            520,516            648,121         1,250,122
                                                   ------------       ------------       ------------      ------------

Net income                                              466,677          1,066,208          1,015,481         4,304,850

Other comprehensive income:

     Net increase (decrease) in
      unrealized gain on MBS                            (35,594)          (686,888)            39,374          (226,011)
                                                   ------------       ------------       ------------      ------------

Total comprehensive income                         $    431,083       $    379,320       $  1,054,855      $  4,078,839
                                                   ============       ============       ============      ============

Basic earnings per Share                           $        .03       $        .05       $        .06      $        .23
                                                   ============       ============       ============      ============

Weighted average Shares outstanding                           18,371,477                           18,371,477
                                                              ==========                           ==========

                     The accompanying notes are an integral
                       part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

                           --------------------------

                                                                     For the Six Months
                                                                        Ended June 30,
                                                               -------------------------------
                                                                   2004               2003
                                                               ------------       ------------
Operating activities:
  Net income                                                   $  1,015,481       $  4,304,850
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Amortization of net premium                                     20,904             38,859
     Amortization of prepaid fees and expenses                      142,076            532,674
     Changes in assets and liabilities:
        Decrease in interest receivable and other assets             12,689            189,905
        Decrease in liabilities                                    (128,333)           (17,814)
                                                               ------------       ------------

   Net cash provided by operating activities                      1,062,817          5,048,474
                                                               ------------       ------------

Investing activities:
  Principal collections on MBS                                      709,118          5,531,651
  Principal collections on Additional Loans                              --          2,290,000
  Principal collections on PIMs and Insured Mortgages               283,518         13,480,142
                                                               ------------       ------------

  Net cash provided by investing activities                         992,636         21,301,793
                                                               ------------       ------------

Financing activity:
  Dividends                                                      (3,490,581)       (40,417,250)
                                                               ------------       ------------

Net decrease in cash and cash equivalents                        (1,435,128)       (14,066,983)

Cash and cash equivalents, beginning of period                    5,454,067         20,450,923
                                                               ------------       ------------

Cash and cash equivalents, end of period                       $  4,018,939       $  6,383,940
                                                               ============       ============

Supplemental disclosure of non-cash investing activities:
  Reclassification of investment in a PIMI to a MBS            $         --       $ 11,199,153
                                                               ============       ============

Non cash activities:
  Increase (decrease) in unrealized gain on MBS                $     39,374       $   (226,011)
                                                               ============       ============

                  The accompanying notes are an integral part
                          of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS

                           --------------------------

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

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 2004, its results of operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003.

      The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

      At June 30, 2004, the Trust's remaining PIM and PIMIs, including Additional Loans, had a fair value of $41,524,384 and gross unrealized gains of $659,260. Fair value assumes that the insured first mortgage of the remaining PIM and the Fannie Mae MBS portion of the PIMIs could be sold at prices equal to the amounts being realized by MBS with similar interest rates. Fair value includes the current carrying value of the Additional Loans. Fair value does not include any value for the participation features. The PIM and PIMIs have maturities ranging from 2008 to 2035. At June 30, 2004 there were no PIMs or PIMIs within the Trust's portfolio that were delinquent as to principal or interest.

3.    MBS

      At June 30, 2004, the Trust's MBS portfolio had an amortized cost of $3,065,366 and gross unrealized gains of $174,930. The MBS portfolio has maturities ranging from 2008 to 2031.

4.    Changes in Shareholders' Equity

      A summary of changes in Shareholders' equity for the six months ended June 30, 2004 is as follows:

                                                                             Accumulated         Total
                                         Common            Retained         Comprehensive    Shareholders'
                                          Stock            Earnings             Income           Equity
                                      ------------       ------------       -------------    -------------
Balance at December 31, 2003          $ 51,067,705       $         --       $    135,556      $ 51,203,261

Net income                                      --          1,015,481                 --         1,015,481

Dividends                               (2,475,100)        (1,015,481)                --        (3,490,581)

Change in unrealized gain on MBS                --                 --             39,374            39,374
                                      ------------       ------------       ------------      ------------

Balance at June 30, 2004              $ 48,592,605       $         --       $    174,930      $ 48,767,535
                                      ============       ============       ============      ============

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

Liquidity and Capital Resources

At June 30, 2004, the Trust had liquidity consisting of cash and cash equivalents of approximately $4.0 million, as well as the cash inflows provided by the remaining PIM, PIMIs, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its remaining PIM and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

Through the six months ended June 30, 2004, the Trust received the first installment of Additional Loan interest due in 2004 from both of its remaining PIMI investments.

The Trust received participation interest based on cash flow generated by property operations from two of its investments during the six months ended June 30, 2004. The Lakes paid $70,752 and Martin's Landing paid $65,742.

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

There are contractual restrictions on the prepayment of the remaining PIM and PIMIs. During the first five years of the investment, borrowers are generally prohibited from repayment. During the second five years, the PIM borrower can prepay the insured mortgage by paying the greater of a prepayment premium or the participation interest due at the time of the prepayment. Similarly, the PIMI borrower can prepay the insured mortgage and the Additional Loan by satisfying the Preferred Return obligation. The participation features and the Additional Loans are neither insured nor guaranteed. If the prepayment of the remaining PIM or PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust generally would not receive any participation interest or any amounts due under the Additional Loan. At this time, the Trust does not expect the remaining PIM and PIMIs to be subject to an insurance claim or foreclosure.

The Trust has the option to call the remaining PIM and PIMIs by accelerating their maturity. If the call feature were exercised for an entire PIM or PIMI then the insurance feature of that loan would be cancelled. Therefore, the Advisor will determine the merits of exercising the call option for each PIM and PIMI as economic conditions warrant. The Advisor also has the ability to modify or waive the prepayment premiums. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

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

Results of Operations

The Trust's net income decreased during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 primarily due to decreases in basic interest on PIMs and PIMIs, Additional Loan interest, MBS interest income and other interest income. This decrease was partially offset by decreases in asset management fees and amortization expense. Basic interest on PIMs and PIMIs decreased primarily due to the Rivergreens II, Crossings Village and Fountains payoffs in 2003. Additional Loan interest decreased due to the payoff of the Crossings Village Additional Loan in September 2003. The decrease in MBS interest income is due to the Oasis at Springtree payoff in 2003 and on-going single-family MBS principal collections. Other interest income decreased due to significantly lower average cash balances available for short-term investing during the three months ended June 30, 2004 versus the three months ended June 30, 2003. Asset management fees decreased due to the decrease in the Trust's investments as a result of principal collections and payoffs. Amortization expense decreased primarily due to the payoffs of the Rivergreens II and Fountains PIMs and the Oasis at Springtree MBS in 2003. Amortization expense also decreased due to the full amortization of prepaid fees and expenses for the Crossings Village and Martins Landing PIMIs in 2003.

The Trust's net income decreased during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 primarily due to decreases in basic interest on PIMs and PIMIs, participation interest and MBS interest income. This decrease was partially offset by decreases in asset management fees and amortization expense. Basic interest on PIMs and PIMIs decreased primarily due to the Mequon Trails, Rivergreens II, Crossings Village and Fountains payoffs in 2003. Basic interest on PIMs and PIMIs also decreased due to the reclassification of the Oasis at Springtree PIMI to a MBS in March 2003. Participation interest decreased primarily due to the participation interest collected from the payoff of the Oasis at Springtree Additional Loan in the first quarter of 2003 exceeding the participation interest collected in the first two quarters of 2004. The decrease in MBS interest income is due to the Oasis at Springtree and the Willows MBS payoffs in 2003 and on-going single-family MBS principal collections. Asset management fees decreased due to the decrease in the Trust's investments as a result of principal collections and payoffs. Amortization expense decreased primarily due to the payoffs of the Rivergreens II and Fountains PIMs and the Oasis at Springtree and Willows MBS in 2003. Amortization expense also decreased due to the full amortization of prepaid fees and expenses for the Mequon Trails PIM and the Crossings Village PIMI in 2003.

Off Balance Sheet Arrangements

The Trust has no off balance sheet arrangements as described in Item 303(a)(4)(ii) of Regulation S-K and did not have any such arrangements during the period covered by this report on Form 10-Q.

Contractual Obligations

The Trust has no contractual obligations as contemplated by Item 303(a)(5) of Regulation S-K and did not have any such arrangements either during the period covered by this report on Form 10-Q or during the Trust's most recent completed fiscal year.

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

On June 30, 2004, the Trust's investments also include cash and cash equivalents of approximately $3.9 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2004, the Trust's remaining PIM, PIMIs and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its PIM and PIMI investments to expected maturity. It is expected that substantially all of the MBS will prepay over the same time period, mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, the Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. The Chief Executive Officer and the Chief Accounting Officer concluded that the Trust's disclosure controls and procedures were effective, as of the date of their evaluation, in timely alerting them to material information relating to the Trust required to be included in this Quarterly Report on Form 10-Q.

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

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  (31.1)  Chief Executive Officer Certification pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

                  (31.2)  Chief Accounting Officer Certification pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                   Krupp Government Income Trust II
                                          (Registrant)


                                   BY: / s / Alan Reese
                                       -----------------------------------------
                                       Alan Reese
                                       Treasurer and Chief Accounting Officer of
                                       Krupp Government Income Trust II.

Date: August 12, 2004