Form 10-Q
period 2004-09-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 2004-11-12
CIK 872467

----------------------------
                                                           OMB APPROVAL
                                                    ----------------------------
                                                    OMB Number:  3235-0070
                                                    Expires:  December 31, 2006
                                                    Estimated average burden
                                                    hours per response:  144.00
                                                    ----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

                                                                  Yes |_| No |X|

SEC 1296 (08-04)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS

                                     ASSETS

                                                    September 30,   December 31,
                                                        2004            2003
                                                    -------------   ------------

Participating Insured Mortgage Investments
 ("PIMIs")(Note 2):
      Insured mortgages                             $ 26,021,351    $ 26,402,701
      Additional Loans                                 6,880,000       6,880,000
Participating Insured Mortgages ("PIMs")(Note 2)       7,817,813       7,865,941
Mortgage-Backed Securities ("MBS")(Note 3)             3,008,102       3,930,944
                                                    ------------    ------------
      Total mortgage investments                      43,727,266      45,079,586

Cash and cash equivalents                              4,224,568       5,454,067
Due from affiliates (Note 4)                             170,944              --
Interest receivable and other assets                     263,613         399,184
Prepaid acquisition fees and expenses, net of
      accumulated amortization of $2,020,587 and
      $1,861,827, respectively                           170,535         329,295
Prepaid participation servicing fees, net of
      accumulated amortization of $660,220 and
      $605,866, respectively                              70,154         124,508
                                                    ------------    ------------
      Total assets                                  $ 48,627,080    $ 51,386,640
                                                    ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                         $    154,120    $    183,379
                                                    ------------    ------------
Shareholders' equity (Note 5):
      Common stock, no par value; 25,000,000
      Shares authorized; 18,371,477 Shares
      issued and outstanding                          48,297,328      51,067,705

      Accumulated comprehensive income                   175,632         135,556
                                                    ------------    ------------
      Total Shareholders' equity                      48,472,960      51,203,261
                                                    ------------    ------------
      Total liabilities and Shareholders' equity    $ 48,627,080    $ 51,386,640
                                                    ============    ============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                      For the Three Months              For the Nine Months
                                                      Ended September 30,               Ended September 30,
                                                 -----------------------------     -----------------------------
                                                     2004             2003             2004             2003
                                                 ------------     ------------     ------------     ------------
Revenues:
  Interest income - PIMs and PIMIs:
        Basic interest                           $    576,254     $  1,044,398     $  1,736,045     $  3,350,255
        Additional Loan interest                      120,400          165,619          361,200          443,426
        Participation interest                             --        2,969,564          136,494        5,280,582
  Interest income - MBS                                52,799          198,062          157,544          691,592
  Interest income - cash and cash equivalents          13,447           18,408           35,219          185,168
                                                 ------------     ------------     ------------     ------------
     Total revenues                                   762,900        4,396,051        2,426,502        9,951,023
                                                 ------------     ------------     ------------     ------------
Expenses:
  Asset management fee to an affiliate                 82,266          152,303          247,227          490,066
  Expense reimbursements to affiliates                 85,269           65,220          261,463          239,150
  Amortization of prepaid fees and expenses            71,038          364,373          213,114          897,047
  General and administrative                           71,975          105,231          236,865          310,986
  Operating expense limitation (Note 4)              (170,944)              --         (170,944)              --
                                                 ------------     ------------     ------------     ------------
     Total expenses                                   139,604          687,127          787,725        1,937,249
                                                 ------------     ------------     ------------     ------------
Net income                                            623,296        3,708,924        1,638,777        8,013,774

Other comprehensive income:

     Net increase (decrease) in
      unrealized gain on MBS                              702          (42,432)          40,076         (268,443)
                                                 ------------     ------------     ------------     ------------
Total comprehensive income                       $    623,998     $  3,666,492     $  1,678,853     $  7,745,331
                                                 ============     ============     ============     ============
Basic earnings per Share                         $        .03     $        .20     $        .09     $        .44
                                                 ============     ============     ============     ============

Weighted average Shares outstanding                        18,371,477                       18,371,477
                                                         ============                     ============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

                                                                  For the Nine Months
                                                                  Ended September 30,
                                                             -----------------------------
                                                                 2004             2003
                                                             ------------     ------------
Operating activities:
  Net income                                                 $  1,638,777     $  8,013,774
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Amortization of net premium                                   24,736           55,740
     Amortization of prepaid fees and expenses                    213,114          897,047
     Changes in assets and liabilities:
        Decrease in interest receivable and other assets          135,571          478,843
        Increase in due from affiliates                          (170,944)              --
        Decrease in liabilities                                   (29,259)          (9,670)
                                                             ------------     ------------

  Net cash provided by operating activities                     1,811,995        9,435,734
                                                             ------------     ------------

Investing activities:
  Principal collections on MBS                                    938,182       17,794,608
  Principal collections on Additional Loans                            --        4,874,000
  Principal collections on PIMs and Insured Mortgages             429,478       19,539,475
                                                             ------------     ------------

  Net cash provided by investing activities                     1,367,660       42,208,083
                                                             ------------     ------------

Financing activity:
  Dividends                                                    (4,409,154)     (49,051,845)
                                                             ------------     ------------

Net (decrease) increase in cash and cash equivalents           (1,229,499)       2,591,972

Cash and cash equivalents, beginning of period                  5,454,067       20,450,923
                                                             ------------     ------------

Cash and cash equivalents, end of period                     $  4,224,568     $ 23,042,895
                                                             ============     ============

Supplemental disclosure of non-cash investing activities:
  Reclassification of investment in a PIMI to a MBS          $         --     $ 11,199,153
                                                             ============     ============

Non cash activities:
  Increase (decrease) in unrealized gain on MBS              $     40,076     $   (268,443)
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

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 2004, its results of operations for the three and nine months ended September 30, 2004 and 2003, and its cash flows for the nine months ended September 30, 2004 and 2003.

      The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

      At September 30, 2004, the Trust's remaining PIM and PIMIs, including Additional Loans, had a fair value of $41,375,388 and gross unrealized gains of $656,224. Fair value assumes that the insured first mortgage of the remaining PIM and the Fannie Mae MBS portion of the PIMIs could be sold at prices equal to the amounts being realized by MBS with similar interest rates. Fair value includes the current carrying value of the Additional Loans. Fair value does not include any value for the participation features. The PIM and PIMIs have maturities ranging from 2008 to 2035. At September 30, 2004 there were no PIMs or PIMIs within the Trust's portfolio that were delinquent as to principal or interest.

3.    MBS

      At September 30, 2004, the Trust's MBS portfolio had an amortized cost of $2,832,470 and gross unrealized gains of $175,632. The MBS portfolio has maturities ranging from 2008 to 2031.

4.    Operating Expense Limitation

      Per Article VI, Section 5 of the Declaration of Trust, the total annual operating expenses of the Trust may not exceed the greater of 2% of the average invested assets of the Trust or 25% of the Trust's net income. These tests are calculated each quarter by the Advisor based on the prior twelve months of activity. In order for the Trust to be in compliance with this requirement, the Advisor will refund $170,944 of the Trust's operating expenses for the twelve months ended September 30, 2004.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

5.    Changes in Shareholders' Equity

      A summary of changes in Shareholders' equity for the nine months ended September 30, 2004 is as follows:

                                                                       Accumulated        Total
                                       Common          Retained       Comprehensive   Shareholders'
                                       Stock           Earnings          Income          Equity
                                    ------------     ------------     -------------   ------------
Balance at December 31, 2003        $ 51,067,705     $         --     $    135,556    $ 51,203,261

Net income                                    --        1,638,777               --       1,638,777

Dividends                             (2,770,377)      (1,638,777)              --      (4,409,154)

Change in unrealized gain on MBS              --               --           40,076          40,076
                                    ------------     ------------     ------------    ------------

Balance at September 30, 2004       $ 48,297,328     $         --     $    175,632    $ 48,472,960
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

Liquidity and Capital Resources

At September 30, 2004, the Trust had liquidity consisting of cash and cash equivalents of approximately $4.2 million, as well as the cash inflows provided by the remaining PIM, PIMIs, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its remaining PIM and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

Through the nine months ended September 30, 2004, the Trust received both installments of Additional Loan interest due in 2004 from its remaining PIMI investments.

The Trust received participation interest based on cash flow generated by property operations from two of its investments during the nine months ended September 30, 2004. The Lakes paid $70,752 and Martin's Landing paid $65,742.

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

There are contractual restrictions on the prepayment of the remaining PIM and PIMIs. During the first five years of the investment, borrowers are generally prohibited from repayment. During the second five years, the PIM borrower can prepay the insured mortgage by paying the greater of a prepayment premium or the participation interest due at the time of the prepayment. Similarly, the PIMI borrower can prepay the insured mortgage and the Additional Loan by satisfying the Preferred Return obligation. The participation features and the Additional Loans are neither insured nor guaranteed. If the prepayment of the remaining PIM or PIMIs results from the foreclosure on the underlying property or an insurance claim, the Trust generally would not receive any participation interest or any amounts due under the Additional Loan. At this time, the Trust does not expect the remaining PIM and PIMIs to be subject to an insurance claim or foreclosure.

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

Results of Operations

The Trust's net income decreased in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily due to decreases in basic interest on PIMs and PIMIs and participation income. This decrease was partially offset by the operating expense limitation adjustment and a decrease in amortization expense. Basic interest on PIMs and PIMIs decreased primarily due to the Rivergreens II, Crossings Village and Fountains payoffs in 2003. Participation income decreased primarily due to the payoff of the Crossings Village Additional Loan in September 2003. In the third quarter of 2004, the operating expenses of the Trust were decreased in order for the Trust to be in compliance with the annual operating expenses limitation test as defined in the Declaration of

Trust. Amortization expense decreased as a result of the full amortization of the remaining prepaid fees and expenses on the PIM and PIMI prepayments in 2003.

The Trust's net income decreased in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 primarily due to decreases in basic interest on PIMs and PIMIs, participation income and MBS interest income. This decrease was partially offset by a decrease in amortization expense. Basic interest on PIMs and PIMIs decreased primarily due to the Mequon Trails, Rivergreens II, Crossings Village and Fountains payoffs in 2003. Basic interest on PIMs and PIMIs also decreased due to the reclassification of the Oasis at Springtree PIMI to a MBS in March 2003. Participation income decreased primarily due to the payoffs of the Oasis at Springtree and Crossings Village Additional Loans in 2003. The decrease in MBS interest income is due to the Oasis at Springtree and the Willows MBS payoffs in 2003 and on-going single-family MBS principal collections. Amortization expense decreased as a result of the full amortization of the remaining prepaid fees and expenses on the PIM and PIMI prepayments in 2003.

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

On September 30, 2004, the Trust's investments also include cash and cash equivalents of approximately $3.5 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2004, the Trust's remaining PIM, PIMIs and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its PIM and PIMI investments to expected maturity. It is expected that substantially all of the MBS will prepay over the same time period, mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, the Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. The Chief Executive Officer and the Chief Accounting Officer concluded that the Trust's disclosure controls and procedures were effective, as of the date of their evaluation, in timely alerting them to material information relating to the Trust required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Trust's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                        KRUPP GOVERNMENT INCOME TRUST II

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

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


                                 Krupp Government Income Trust II
                                 --------------------------------
                                           (Registrant)


                                 BY: /s/ Wayne Zarozny
                                     -----------------
                                     Wayne Zarozny
                                     Treasurer and Chief Accounting Officer of
                                     Krupp Government Income Trust II.

Date: November 11, 2004