Form 10-K
period 2004-12-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 2005-03-17
CIK 872467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

                                 (617) 523-0066
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
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

                                                                  Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. |_|

SEC 1673 (8-04)   Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes |_| No |X|

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference: see Item 15

The exhibit index is located on pages 15 - 17.

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and the Federal Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Krupp Government Income Trust II (the "Trust") to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Trust has used forward-looking statements in a number of places in this Form 10-K, including, without limitation, "ITEM 1. DESCRIPTION OF OUR BUSINESS," "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," and "ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." The risks and uncertainties described within these sections include, without limitation, those related to investments in real estate; status as a real estate investment trust ("REIT"); capital expenditures and requirements; corporate structure; debt and liquidity needs; federal, state or local regulations; adverse changes in general economic or local conditions; the inability of borrowers to meet financial obligations on additional loans; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; and uninsured losses and potential conflicts of interest between the Trust and its affiliates, including the Berkshire Mortgage Advisors Limited Partnership (the "Advisor"). The Trust has discussed these risks and uncertainties in detail within these sections.

Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or other changes.

ITEM 1. BUSINESS

Krupp Government Income Trust II (the "Trust") is a Massachusetts business trust that was formed on February 8, 1991 and is authorized to sell up to 25,000,000 shares of beneficial interest (the "Shares"). Berkshire Realty Advisors Limited Partnership acquired 10,000 of such Shares and 18,315,158 Shares were sold under the Trust's public offering for $365,686,058, net of purchase volume discounts of $617,102. On December 29, 1994, Berkshire Mortgage Advisors Limited
Partnership (the "Advisor") acquired Berkshire Realty Advisors Limited Partnership's 10,000 Shares and assumed the role of the Advisor to the Trust. Under the Dividend Reinvestment Plan ("DRP") of the Trust, 46,319 Shares were sold for $880,061. The remaining 6,628,523 Shares are available for general Trust purposes. The Trust has utilized the net proceeds from the public offering and the DRP to acquire participating insured mortgages ("PIMs"), participating insured mortgage investments ("PIMIs") and mortgage-backed securities ("MBS"). The Trust considers itself to be engaged in only one industry segment, investment in mortgages.

A REIT is a legal entity that holds real estate interests and receives a deduction for dividends paid to its shareholders for federal income tax purposes. The Trust has elected to be treated as a real estate investment trust ("REIT"), under the Internal Revenue Code of 1986, as amended. Financial information concerning the Trust and our business segment for each of the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002 is included in the consolidated financial statements and the notes thereto in "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" in PART II, ITEM 8. The Trust shall terminate on December 31, 2030, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon. See Note A of the Notes to Financial Statements included in Appendix A of this report on Form 10-K for additional information.

Although the Trust will terminate no later than December 31, 2030, the value of the remaining two PIMIs may be realized by the Trust through repayment or sale as early as ten years from the closing dates of the permanent loans. On December 14, 2004, the Trust issued a call to the borrower to accelerate the Martin's Landing Apartments PIMI and on February 28, 2005, the Trust received a prepayment of the Martin's Landing Apartments PIMI. If the remaining PIMI is sold prior to December 31, 2030, the Trust will dissolve.

An investment by the Trust in a PIM on a multi-family residential property consists of (1) a MBS or an insured mortgage loan (the "guaranteed or insured mortgage") guaranteed or insured as to principal and basic interest and (2) a participating mortgage. Guaranteed or insured mortgages are issued or originated under or in connection with the housing programs of Fannie Mae or the Federal Housing Administration ("FHA") under the authority of the Department of Housing and Urban Development ("HUD"). PIMs provide the Trust with monthly payments of principal and basic interest and may also provide for Trust participation in the current revenue stream and in the residual value, if any, from a sale or other realization of the underlying property. The participation rights to the Trust are conveyed through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

An investment by the Trust in a PIMI consists of (1) a MBS issued by Fannie Mae and (2) an additional loan ("Additional Loan") to the borrower in excess of mortgage amounts guaranteed by Fannie Mae that increases the Trust's total financing with respect to that property. Additional Loans are collateralized by a subordinated mortgage on the underlying property but are neither insured nor guaranteed. Under the Additional Loans, the Trust receives semi-annual interest payments and may provide additional interest in the future, including participation in the net income and residual value, if any, of the underlying property.

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

The Trust may not borrow funds in connection with the acquisition or origination of mortgages. However, it may borrow funds in order to meet working capital requirements of the Trust. In this event, the Trust may borrow funds from third parties on a short-term basis. The declaration of trust of the Trust (the "Declaration of Trust") limits the amount that may be borrowed by the Trust. Borrowing agreements between the Trust and a lender may also restrict the amount of indebtedness that the Trust may incur. The Declaration of Trust prohibits the Trust from issuing debt securities to institutional lenders and banks, and the
Trust may not issue debt securities to the public except in certain limited circumstances. The Trust, under some circumstances, may borrow funds from the Advisor, a Trustee, or an affiliate of the Trust or a Trustee. However, a majority of the independent Trustees, not otherwise interested in such transaction, must approve the transaction as being fair, competitive and commercially reasonable and no less favorable to the Trust than loans between unaffiliated lenders and borrowers under the same circumstances. The Trust has not borrowed any funds in the past and does not intend to do so in the future.

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

The Trust's investments are not expected to be subject to seasonal fluctuations, although net income may vary somewhat from quarter to quarter based upon the participation features of its investments. The requirements for compliance with federal, state and local regulations to date have not had a material adverse effect upon the Trust's operations, and the Trust anticipates no material adverse effect in the future.

To qualify as a REIT for federal income tax purposes, the Trust made a valid election to be so treated and must continue to satisfy a range of complex requirements including criteria related to its ownership structure, the nature of its assets, the sources of its income and the amount of its dividends to shareholders. The Trust intends to qualify as a REIT in each year of operation; certain factors, however, may have an adverse effect on the Trust's REIT status. If, for any taxable year, the Trustees and the Advisor determine that any of the asset, income, or dividend criteria are not likely to be satisfied, the Trust may be required to borrow funds, dispose of mortgages or take other action to avoid the loss of its REIT status.

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

As of December 31, 2004, no personnel were directly employed by the Trust.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Trust, any director, officer or affiliate of the Trust is a party to which would have a materially adverse effect on the Trust. There are no material pending legal proceedings relating to any of the Trust's investments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Currently there is no established public trading market for the Shares.

The number of investors holding Shares as of December 31, 2004 was approximately 7,800.

The Trust has declared and paid dividends on a quarterly basis, and intends to continue to do so for the foreseeable future. The Trustees established a dividend rate per Share per quarter of $0.14 for the first quarter of 2004 and $0.05 for the second, third and fourth quarter of 2004 and $0.14 per share for each quarter of 2003.

The Trust has no compensation plans or individual compensation arrangements under which its equity securities are authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

The table on the following page sets forth selected financial information regarding the Trust's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Item 7 and Item 8 Appendix A of this report, respectively.

                                     (Amounts in thousands, except for per Share amounts)
                                   2004          2003          2002          2001          2000
                                 --------      --------      --------      --------      --------
Total revenues                   $  3,338      $ 11,498      $ 17,359      $ 25,330      $ 16,978

Net income                       $  2,200      $  8,785      $ 14,037      $ 22,141      $ 13,625

Net income per Share             $   0.12      $   0.48      $   0.76      $   1.21      $   0.74

Weighted average Shares
 outstanding                     $ 18,371        18,371        18,371        18,371        18,371

Total assets at December 31      $ 40,214      $ 51,387      $132,860      $167,764      $215,521

Average dividends per Share      $   0.73      $   4.90      $   2.61      $   3.74      $   1.62

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Liquidity and Capital Resources

At December 31, 2004, the Trust had liquidity consisting of cash and cash equivalents of approximately $4.2 million, as well as the cash inflows provided by the remaining PIMIs, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demands on the Trust's liquidity are quarterly dividends paid to investors of approximately $919,000, which represents the current quarterly dividend rate of $0.05 per share. Dividends are funded by interest income received on the PIMIs, MBS and cash and cash equivalents, net of operating expenses, and the principal collections received on its PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

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

In addition to providing guaranteed or insured monthly principal and interest payments from the insured first mortgage or Fannie Mae MBS portion of a PIMI, the Trust's investments in the PIMIs also may provide additional income through the interest on the Additional Loan portion of the PIMIs as well as participation interest based on operating cash flow and increase in the value realized upon the sale or refinance of the underlying properties. However, these payments and collection of the Additional Loan principal are neither guaranteed nor insured and depend on the successful operations of the underlying properties.

For the year ended December 31, 2004, the Trust received both installments of Additional Loan interest due in 2004 from its PIMI investments.

The Trust received participation interest based on cash flow generated by property operations from three of its investments during the year ended December 31, 2004. The Lakes paid $70,752, Martin's Landing paid $65,742 and Mill Pond II paid $135,547.

On December 14, 2004, the Trust issued a call to the borrower to accelerate the Martin's Landing Apartments PIMI of the $9,560,996 First Mortgage and the $2,280,000 Additional Loan. Both the First Mortgage Note and the Subordinate Note were due to mature on September 30, 2005 under the terms of the loan documents. On February 28, 2005, the Trust received a prepayment of the Martin's Landing Apartments Additional Loan note. The Trust received $2,280,000 of
Additional Loan principal, in addition, the Trust received $1,742,959 of interest, which included $1,639,221 of Participating Appreciation Interest, $79,800 of unpaid Additional Loan interest and $23,938 of Participating Income Interest. In the first quarter of 2005 the Trust expects to receive the remaining outstanding balance of the Martin's Landing Apartments PIMI First Mortgage Note of $9,523,897 and will pay a special dividend of $0.74 in first quarter of 2005.

On December 3, 2004, the Trust received a prepayment of the Mill Pond II Apartments PIMI for $7,853,101. The Trust also received a prepayment premium of $65,700. In addition, the Trust received $135,547 of participation interest. On December 16, 2004, the Trust paid a special dividend of $0.44 per share from the proceeds received.

In 2004, the overall mortgage investments of the Trust decreased by approximately 21%. In addition, due to the cumulative prepayments since inception through December 31, 2004, the Trust has approximately 11% of its original mortgage investments remaining.

During the first quarter of 2003, the Trust refunded $54,258 of participation interest received in 2000 and 2001 to the borrower on the Fountains PIM. The refund was due to an overpayment of participation interest by the borrower as a result of an error the borrower made its initial surplus cash calculations for 2000 and 2001. Upon reexamination, the borrower determined that certain proceeds were incorrectly included in those calculations. The borrower then submitted revised surplus cash calculations to the Advisor and, upon review, the Advisor determined that a refund was due to the borrower.

On December 22, 2003, the Trust received a prepayment of the Fountains Apartments PIM for $9,998,884. The Trust also received a prepayment premium of $225,901. An appraisal of the property determined that the underlying property value had not increased sufficiently to meet the criteria for the Trust to earn any participation interest. On December 30, 2003, the Trust paid a special dividend of $0.56 per share from the proceeds received.

On September 30, 2003, the Trust received a prepayment of the Crossings Village Subordinated Promissory Note and the Crossings Village Additional Loan. The Trust received $2,584,000 of Additional Loan principal and $15,073 of Additional Loan interest. In addition, the Trust received $2,454,048 of Preferred Interest and $38,646 of Shared Appreciation Interest. On October 25, 2003, the Trust received $11,349,632 from the Fannie Mae MBS related to Crossings Village. On November 20, 2003, the Trust paid a special dividend of $0.90 per share from the proceeds of the Crossings Village Apartments prepayment.

On September 25, 2003, the Trust received a payoff of the Oasis at Springtree MBS for $11,116,057. On October 7, 2003, the Trust paid a special dividend of $0.61 per share from the principal proceeds received.

On September 18, 2003, the Trust received a prepayment of the Rivergreens Apartments II PIM for $5,845,000. The Trust also received a prepayment premium of $58,450 from this payoff. On September 30, 2003, the Trust paid a special dividend of $0.33 per share from the proceeds of the Rivergreens Apartments II PIM prepayment. Rivergreens II was a participating insured mortgage that was not required to simultaneously pay off the Subordinated Promissory Note with the first mortgage. On December 8, 2003, the Trust received a payment of the Rivergreens Apartments II Subordinated Promissory Note. The Trust received $303,593 of Shared Appreciation Interest. On December 17, 2003, the Trust paid a special dividend of $0.02 per share from the proceeds received.

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

On March 28, 2002, the Trust received a prepayment of the Windmill Lakes Subordinated Promissory Note and the Windmill Lakes Additional Loan. The Trust received $2,000,000 of Additional Loan principal and $162,500 of Additional Loan interest. As a result of the payoff, the Trust recognized $562,500 of Additional Loan interest which had been received in prior years and was recorded as a reduction of the impaired Additional Loan in accordance with the Financial Accounting Standards Board's Statement 114, "Accounting by Creditors for Impairment of a

Loan" ("FAS 114") and the Financial Accounting Standard Board's Statement 118, "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures ("FAS118"). As the entire Additional Loan principal balance of $2,000,000 was paid in 2002, the remaining impairment provision of $500,000 was also reversed. On April 25, 2002, the Trust received $10,727,382 in principal proceeds on the first mortgage note from Windmill Lakes. The Trust paid a special dividend of $0.71 per share from the proceeds of the Windmill Lakes prepayment on May 1, 2002.

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

There are contractual restrictions on the prepayment of the PIMIs. During the first five years of the investment, borrowers are generally prohibited from repayment. During the second five years, the PIMI borrowers can prepay the insured or guaranteed mortgage and the Additional Loan by satisfying the Preferred Return obligation. The participation features and the Additional Loans are neither insured nor guaranteed. If the prepayment of the PIMI results from the foreclosure on the underlying property, an insurance claim or under a guarantee, the Trust generally would not receive any participation interest or any amounts due under the Additional Loan. At this time, the Trust does not expect either of the remaining PIMIs to be subject to any foreclosure action or an insurance or guarantee claims.

The Trust has exercised its option to call one of the remaining PIMIs by accelerating its maturity. The Trust will have the option to call the last PIMI during 2005 in accordance with the loan documents. The Advisor will determine the merits of exercising the call option for the remaining PIMI as economic conditions warrant. The Advisor also has the ability to modify or waive the prepayment premiums. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

Critical Accounting Policies

The Trust's critical accounting policies relate to revenue recognition related to the Trust's PIMI investments, impaired mortgage loans, amortization of Prepaid Fees and Expenses and the carrying value of its MBS. The Trust's policies are as follows:

The Trust accounts for its MBS portion of a PIMI investment in accordance with the Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of held to maturity as these investments have a participation feature. As a result, the Trust would not sell or otherwise dispose of the MBS. Accordingly, the Trust has both the intention and ability to hold these investments to expected maturity. The Trust carries these MBS at amortized cost. The insured mortgage portion of the Federal Housing Administration ("FHA") PIMI is carried at amortized cost. The Trust holds these mortgages at amortized cost since they are fully insured by the FHA. The Additional Loans are carried at amortized cost unless the Advisor believes there is an impairment in value, in which case a valuation allowance is established in accordance with FAS 114 "Accounting by Creditors for Impairment of a Loan" and FAS 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The
Trust, in accordance with FAS 115, classifies its MBS portfolio as available-for-sale. The Trust classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMIs payoff and it will then be necessary to sell the remaining MBS portfolio in order to close out the Trust. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

Basic interest is recognized based on the stated rate of the HUD Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Fannie Mae MBS. The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the result of a sale or refinancing of the underlying real estate, which results in a cash payment to the Trust or a cash payment made to the Trust from surplus cash relative to the participation feature. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMIs generate sufficient cash flow to make the required Additional Loan interest payments and the Additional Loan value is deemed collectible, the Trust recognizes income as earned and commences amortizing deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

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

Prepaid fees and expenses represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMIs. The Trust amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the estimated life of the underlying mortgage. The prepaid participation servicing fees are amortized using a method that approximates the effective interest method over a ten-year period beginning at final endorsement of the loan if a HUD-insured loan and at closing if a Fannie Mae loan. Upon the repayment of a PIMI, any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan are expensed.

Off-Balance Sheet Arrangements

None

Contractual Obligations

None

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

On December 31, 2004, the Trust's investments also include cash and cash equivalents of approximately $3.5 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2004, the Trust's PIMIs and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its PIMI investments to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

The Trust monitors prepayments and considers prepayment trends, as well as dividend requirements of the Trust, when setting regular dividend policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For the PIMIs, the Trust incorporates prepayment assumptions into planning as individual properties notify the Trust of the intent to prepay or as they are scheduled to mature.

The following table provides information about the Trust's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates ("WAIR") by expected maturity dates. The expected maturity date is the contractual maturity as adjusted for expectations of prepayments.

                                                            Expected maturity dates ($ in thousands)
                             --------------------------------------------------------------------------------------------
                                                                                                 Total
                                                                                                 Face
                               2005          2006          2007          2008     Thereafter     Value     Fair Value (1)
Interest-sensitive assets:

MBS                          $   580       $ 1,892       $    --       $    --      $    --      $ 2,472      $ 2,656
WAIR                            7.98%         7.98%                                                 7.98%

PIMS                              --            --            --            --           --           --           --
WAIR

PIMIS
Insured Mortgages              9,887        16,002            --            --           --       25,889       26,542
WAIR                            6.71%         6.71%                                                 6.71%

Additional Loans               2,280         4,600            --            --           --        6,880        6,880
WAIR                            7.00%         7.00%                                                 7.00%
                             -------       -------       -------       -------      -------      -------      -------

Total Interest-
Sensitive Assets             $12,747       $22,494       $    --       $    --      $    --      $35,241      $36,078
                             =======       =======       =======       =======      =======      =======      =======

(1) The methodology used by the Trust to estimate the fair value of each class of financial instrument is described in Note J to the Trust's financial statements presented in Appendix A to this report. As described in that note, the Trust does not include an estimate of value for the participation interest associated with its PIMI investments.

Also included in the Trust's assets are cash and cash equivalents. Due to the short-term maturity of these investments, generally less than three months, the Trust is not exposed to significant interest rate risk on these investments.

Operations

The following relates to the operations of the Trust during the years ended December 31, 2004, 2003, and 2002.

                                                   (amounts in thousands, except Share amounts)
                                                                Years Ended December 31,
                                                 --------------------------------------------------
                                                     2004               2003               2002
                                                     ----               ----               ----
                                                    Amount             Amount             Amount
                                                    ------             ------             ------
Interest on PIMs and PIMIs:
   Basic interest                                $      2,263       $      4,147       $      6,873
   Additional Loan interest                               482                564              2,912
   Participation interest                                 338              5,810              6,428
Interest income on MBS                                    199                757                860
Interest income - cash and cash equivalents                56                220                286
Trust expenses                                           (945)            (1,385)            (1,588)
Amortization of prepaid fees and expenses                (364)            (1,328)            (2,234)
Operating Expense Limitation                              171                 --                 --
Reduction of provision for impaired
Additional Loans                                           --                 --                500
                                                 ------------       ------------       ------------
Net Income                                       $      2,200       $      8,785       $     14,037
                                                 ============       ============       ============

Weighted Average
   Shares Outstanding                              18,371,477         18,371,477         18,371,477
                                                 ============       ============       ============

The Trust's net income decreased in 2004 when compared to 2003 primarily due to decreases in basic interest on PIMs and PIMIs, participation interest and MBS interest income. This decrease was partially offset by a decrease in amortization expense and by the operating expense limitation adjustment (As described in Note F of Appendix A). Basic interest on PIMs and PIMIs decreased primarily due to the Rivergreens II, Crossings Village and Fountains payoffs in 2003. Participation income decreased primarily due to the payoffs of the Oasis at Springtree and Crossings Village Additional Loans in 2003. The decrease in MBS interest income is due to the Oasis at Springtree and the Willows MBS payoffs in 2003 and on-going single-family MBS principal collections. Amortization expense decreased as a result of the full amortization of the remaining prepaid fees and expenses on the PIM and PIMI prepayments in 2003.

The Trust's net income decreased in 2003 when compared to 2002 primarily due to decreases in basic interest on PIMs and PIMIs, Additional Loan interest, participation interest, and a reduction in the provision for impaired mortgage loans and an increase in expense reimbursements to affiliates. This decrease was partially offset by decreases in amortization expense and asset management fees. Basic interest on PIMs and PIMIs decreased primarily due to the Mequon Trails, Rivergreens II and Crossings Village payoffs in 2003 and the Norumbega Pointe, Windmill Lakes and Sunset Summit payoffs in 2002. Basic interest on PIMs and PIMIs also decreased due to the reclassification of the Oasis at Springtree PIMI to a MBS in March 2003. Additional Loan interest decreased primarily due to the recognition in 2002 of deferred income from the Norumbega Pointe payoff, base interest recognized from the Windmill Lakes payoff in 2002, the Sunset Summit payoff in 2002 and the Oasis at Springtree and Crossings Village payoffs in 2003. Participation interest decreased primarily due to the participation interest collected from the Norumbega Pointe, Mequon Trails and Sunset Summit payoffs in 2002 exceeding the participation interest collected from the Oasis at Springtree and Crossing Village payoffs in 2003. The reduction in the provision for impaired mortgage loans was due to the reversal of the impairment provision for the Windmill Lakes PIMI as a result of the Additional Loan payoff received in the first quarter of 2002. No provisions for impaired mortgage loans were made subsequent to the write off in 2002. Expense reimbursements to affiliates increase primarily due to a change in the cost of services provided to the Partnership in 2002 that was paid in 2003 and an increase in the cost of 2003's services associated with the wind-down of the Trust's activities. Amortization expense decreased as a result of the full amortization of the remaining prepaid fees and expenses on the PIMI prepayments in 2002. Asset management fees decreased due to the decrease in the Trust's investments as a result of principal collection and payoffs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the Trust's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Trust required to be included in this Annual Report on Form 10-K.

(b) Changes in Internal Controls

There were no significant changes in the Trust's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to the Trustees and Executive Officers of Krupp Government Income Trust II is as follows:

                                Position with Krupp                          Date of             Term
   Name and Age                 Government Income Trust II                   Election            Expires
   ------------                 --------------------------                   --------            -------
   Douglas Krupp (58)           Chairman of Board of Trustees and Trustee    May, 1996           May, 2005
*  Charles N. Goldberg (63)     Trustee                                      April, 1991         May, 2005
*  J. Paul Finnegan (80)        Trustee                                      April, 1991         May, 2005
*  Stephen Puleo (70)           Trustee                                      February, 2001      May, 2005
   Wayne Zarozny (46)           Treasurer                                    October, 2004       N/A
   Scott D. Spelfogel (44)      Clerk                                        November, 1991      N/A
   MaryBeth Bloom (31)          Assistant Clerk                              November, 2000      N/A

* Independent Trustee

Douglas Krupp co-founded and serves as Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm which over the years has been engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking, financial management and ownership of operating companies through private equity investments. Mr. Krupp has held the position of Chairman and previously, Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp is a regional board member of the Anti-Defamation League. Mr. Krupp is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989.

Charles N. Goldberg is currently a partner of Oppel, Goldberg & Saenz, PLLC. Prior to that he was of counsel to the law firm of Broocks, Baker & Lange, L.L.P., a position he held from December 1997 to May 2000. Prior to joining Broocks, Baker & Lange, L.L.P., Mr. Goldberg was a partner in the law firm of Hirsch & Westheimer from March 1996 to December 1997. Prior to Hirsch & Westheimer, he was the Managing Partner of Goldberg Brown, Attorneys at Law from 1980 to March 1996. He received a B.B.A. degree and a J.D. degree from the University of Texas. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas.

J. Paul Finnegan retired as a partner of Coopers & Lybrand in 1987. Since then, he has been engaged in business as a consultant, director and arbitrator. Mr. Finnegan holds a B.A. degree from Harvard College, a J.D. degree from Boston College Law School and an ASA from Bentley College. Mr. Finnegan currently serves as a director of Scituate Federal Savings Bank.

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

Wayne Zarozny is Vice President and Corporate Controller of The Berkshire Group. Mr. Zarozny has held several positions within The Berkshire Group since joining the company in 1986 and is currently responsible for accounting, financial reporting and treasury activities. Before joining The Berkshire Group, he was an audit supervisor for Pannell Kerr Forster International and on the audit staff of Deloitte, Haskins and Sells in Boston. He received a Bachelor of Science degree from Bryant College, a Master of Business Administration degree from Clark University and is a Certified Public Accountant.

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

In addition, the following is deemed to be Executive Officer of the registrant:

George Krupp (age 60) is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, financial management, and ownership of one operating company through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University. Douglas and George Krupp are brothers.

The Trust has a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Except for the Independent Trustees (as described below), the Trustees and Officers of the Trust have not been and will not be compensated by the Trust for their services. However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

Compensation of Trustees

The Trust paid each of the Independent Trustees (Charles N. Goldberg, J. Paul Finnegan and Stephen Puleo) a fee of $25,000 in 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 28, 2005, the following were known by the Advisor to own beneficially more than 5% of the Trust's 18,371,477 outstanding Shares. The only Shares held by the Advisor or any of its affiliates consist of the original 10,000 Shares held by an affiliate of the Advisor.

The amounts and percentages of Shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

Class of               Name of Beneficial                                       Amount and Nature of       Percent
 Stock                       Owner                                               Beneficial Interest       of Class
--------               ------------------                                       --------------------       --------
Shares of              Berkshire Income Realty - OP, L.P. ("BIR - OP")          5,293,322 Shares(1)         28.81%
Beneficial             One Beacon Street, Suite 1500
Interest               Boston, MA 02108

Shares of              Berkshire Income Realty, Inc. ("BIR")                    5,293,322 Shares(1)(a)      28.81%
Beneficial             One Beacon Street, Suite 1500
Interest               Boston, MA 02108

Shares of              BIR GP, L.L.C.                                           5,293,322 Shares(2)         28.81%
Beneficial             One Beacon Street, Suite 1500
Interest               Boston, MA 02108

Shares of              KRF Company, L.L.C.                                      5,293,322 Shares(3)         28.81%
Beneficial             One Beacon Street, Suite 1500
Interest               Boston, MA 02108

Shares of              The Krupp Family Limited Partnership - 94                5,293,322 Shares(4)         28.81%
Beneficial             One Beacon Street, Suite 1500
Interest               Boston, MA 02108

Shares of              The George Krupp 1980 Family Trust                       5,293,322 Shares(5)         28.81%
Beneficial             One Beacon Street, Suite 1500
Interest               Boston, MA 02108

Shares of              The Douglas Krupp 1980 Family Trust                      5,293,322 Shares(5)         28.81%
Beneficial             One Beacon Street, Suite 1500
Interest               Boston, MA 02108

Shares of              George D. Krupp                                          5,293,322 Shares(6)         28.81%
Beneficial             c/o Berkshire Income Realty, Inc.
Interest               One Beacon Street, Suite 1500
                       Boston, MA 02108

Shares of              Douglas Krupp                                            5,293,322 Shares(6)         28.81%
Beneficial             c/o Berkshire Income Realty, Inc.
Interest               One Beacon Street, Suite 1500
                       Boston, MA 02108

Shares of              Douglas Krupp                                               10,000 Shares(7)             **
Beneficial             One Beacon Street
Interest               Boston, MA 02108

Shares of              All Directors and Officers                                  10,000 Shares                **
Beneficial             One Beacon Street
Interest               Boston, MA 02108

(1) In connection with the April 4, 2003 closing of BIR's offer to exchange shares of it's 9% Series A Cumulative Redeemable Preferred Stock, liquidation value $25 per share ("Preferred Stock") for shares of beneficial interest ("Shares") in Krupp Government Income Trust II ("the Trust"), BIR acquired 5,293,322 Shares of the Trust. On April 4, 2003, BIR contributed such shares to BIR - OP in exchange for 100% of the preferred limited partnership interest in BIR - OP. BIR also owns 100% of the limited liability company interests of BIR GP, L.L.C., the general partner of BIR - OP. By virtue of such interests, BIR may be deemed to beneficially own indirectly the Shares of the Trust owned by BIR - OP.

(a) Per the form of Amended and Restated Voting Agreement (the "Voting Agreement") between BIR and the Trust, BIR shall vote with respect to any matter brought before such holders of Shares, all of the BIR Shares in proportion to the votes cast by the other holders of Shares of the Trust. In each case where BIR is a beneficial owner of Shares, BIR effectively has no voting or investment powers in the Trust.

(2) BIR GP, L.L.C. owns 100% of the general partnership interests in BIR - OP, and by virtue of such interest, BIR GP, L.L.C. may be deemed to beneficially own indirectly the Shares of the Trust owned by BIR - OP.

(3) KRF Company, L.L.C. owns 100% of the common limited partnership interests in BIR - OP and 100% of the common stock of BIR, and by virtue of such interests, KRF Company, L.L.C. may be deemed to beneficially own indirectly the Shares of the Trust owned by BIR - OP.

(4) The Krupp Family Limited Partnership - 94 owns 100% of the limited liability company interests in KRF company, L.L.C., and by virtue of such interest, The Krupp Family Limited Partnership - 94 may be deemed to beneficially own indirectly the Shares of the Trust owned by BIR - OP.

(5) The Douglas Krupp 1980 Family Trust owns 50% of the limited partnership interests in The Krupp Family Limited Partnership - 94, and by virtue of such interest, The Douglas Krupp 1980 Family Trust may be deemed to beneficially own the shares of GIT II owned by BIR-OP. The sole trustee of The Douglas Krupp 1980 Family Trust is Robert M. Dombroff. The trustee controls the power to dispose of the assets of the trust and thus may be deemed to beneficially own the shares of GIT II owned by BIR-OP; however, the trustee disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Douglas Krupp or George D. Krupp.

(6) The George Krupp 1980 Family Trust owns 50% of the limited partnership interests in The Krupp Family Limited Partnership - 94, and by virtue of such interest, The George Krupp 1980 Family Trust may be deemed to beneficially own the shares of GIT II owned by BIR-OP. The sole trustee of The George Krupp 1980 Family Trust is Robert M. Dombroff. The trustee controls the power to dispose of the assets of the trust and thus may be deemed to beneficially own the shares of GIT II owned by BIR-OP; however, the trustee disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Douglas Krupp or George D. Krupp.

(7) Mr. Krupp is a beneficial owner of the 10,000 Shares held by Berkshire Mortgage Advisors Limited Partnership, the Advisor to the Company, by virtue of being a director of Berkshire Funding Corporation, the general partners of Berkshire Mortgage Finance Limited Partnership. In each case where Mr. Krupp is a beneficial owner of Shares he has shared voting and investment powers.

** The amount owned does not exceed one percent of the Shares of beneficial interest of the Trust outstanding as of January 28, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Advisory Service Agreement, the Advisor receives an Asset Management Fee equal to .75% per annum of the value of the Trust's actual and committed invested assets payable quarterly. During 2004, the Trust incurred $323,670 and paid $164,961 in Asset Management Fees.

The Trust also reimburses affiliates of the Advisor for certain expenses incurred in connection with maintaining the books and records of the Trust, the preparation and mailing of financial reports, tax information and other communications to investors, and legal fees and expenses. During 2004, The Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the Advisor, received a total of $363,401 in reimbursements from the Trust.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On the following page is a summary of the fees billed to the Trust by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

Fee Category                 Fiscal 2004 Fees        Fiscal 2003 Fees
------------                 ----------------        ----------------
Audit Fees                        $   39,960            $   37,000
Tax Fees                               3,675                 3,675
                                  ----------            ----------

Total Fees                        $   43,635            $   40,675
                                  ==========            ==========

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Trust's annual financial statements and for the reviews of the unaudited financial statements included in the Trust's Quarterly Reports on Form 10-Q during 2004.

Tax Fees. Consists of fees billed for professional services for tax compliance.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

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

      3.    Exhibits - see Exhibit index below.

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

            (10.1) Advisory Services Agreement dated September 11, 1991 between Krupp Government Income Trust II and Berkshire Realty Advisors Limited Partnership (formerly known as Krupp Realty Advisors Limited Partnership)[Exhibit 10.1 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

            (10.2) Assignment and Assumption Agreement between Berkshire Realty Advisors Limited Partnership and Berkshire Mortgage Advisors Limited Partnership [Exhibit 10.2 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-20164)].*

            (10.3) Waiver and Standstill Agreement, dated as of August 22, 2002, by and among Krupp Government Income Trust, Krupp Government Income Trust II, Berkshire Income Realty, Inc. and Berkshire Income Realty - OP, L.P [Exhibit 10.3 to Registrant's report on Form 10-K for the year ended December 31, 2002 (File No. 0-20164)]*

            (10.4) Form of Amended and Restated Voting Agreement among Krupp Government Income Trust, Krupp Government Income Trust II and Berkshire Income Realty, Inc. [Exhibit 10.4 to Registrant's report on Form 10-K for the year ended December 31, 2002 (File No. 0-20164)]*

            (10.5) Extension and Waiver and Standstill Agreement, dated March 5, 2003, by and among Krupp Government Income Trust, Krupp Government Income Trust II, Berkshire Income Realty, Inc. and Berkshire Income Realty, OP, L.P. [Exhibit 10.5 to Registrant's report on Form 10-K for the year ended December 31, 2002 (File No. 0-20164)]*

                    Martin's Landing

            (10.6) Subordinated Loan Agreement, dated November 9, 1993, between TRC Realty Incorporated - ML, ML Associates Limited Partnership ("Borrower") and Krupp Government Income Trust II ("Holder") [Exhibit 10.9 to Registrant's annual report on Form 10-K for fiscal year ended December 31, 1993 (File No. 0-20164)].*

            (10.7) Subordination Agreement dated November 9, 1993 between ML Associates, L.P., and Krupp Government Income Trust II. [Exhibit 10.22 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

            (10.8) Assignment of Subordination Agreement dated November 9, 1993 from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between ML Associates, L.P., Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II. [Exhibit
                    10.23 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

            (10.9) Supplement to Prospectus dated December 1, 1993 for Federal National Mortgage Association pool number MX - 073029. [Exhibit 10.24 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-20164)].*

                    The Lakes

            (10.10) Subordinated  Loan  Agreement  dated June 29, 1995,  between
                    Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.5 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

            (10.11) Subordinate   Note  dated  June  29,   1995,   between  Lake
                    Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.6 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

            (10.12) Subordinate  Multifamily  Mortgage to Secure Debt  Agreement
                    dated June 29, 1995, between Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.7 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

            (10.13) Subordination   Agreement  dated  June  29,  1995,   between
                    Berkshire Mortgage Finance Limited Partnership, Lake Associates, L. P. and Krupp Government Income Trust II [Exhibit 10.8 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

            (10.14) Assignment of  Subordination  Agreement dated June 29, 1995, from Berkshire Mortgage Finance Limited Partnership to the Federal National Mortgage Association by and between, Lake Associates, L.P. and Berkshire Mortgage Finance Limited Partnership and Krupp Government Income Trust II [Exhibit
                    10.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

            (10.15) Supplement to Prospectus  dated November 1, 1994 for Federal
                    National Mortgage Association pool number MX - 073149 [Exhibit 10.10 to Registrant's report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-20164)].*

      (31)          Other

            (31.1)  Chief Executive Officer Certification  pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

            (31.2)  Chief Accounting Officer Certification pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

      (32)          Other

            (32.1)  Chief Executive Officer Certification  pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

            (32.2)  Chief Accounting Officer Certification pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

            *     Incorporated by reference

            +     Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.

                                  KRUPP GOVERNMENT INCOME TRUST II


                                  By:   /s/ Douglas Krupp
                                      ------------------------------------------
                                      Douglas Krupp, Chairman of the Board of
                                      Trustees and a Trustee of Krupp Government
                                      Income Trust II

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 16th day of March, 2005.

Signatures                       Title(s)

/s/ Douglas Krupp                Chairman of the Board of Trustees and a Trustee
------------------------         of Krupp Government Income Trust II
Douglas Krupp

/s/ Wayne Zarozny                Treasurer and Chief Accounting Officer of
------------------------         Krupp Government Income Trust II
Wayne Zarozny

/s/ Charles N. Goldberg          Trustee of Krupp Government Income Trust II
------------------------
Charles N. Goldberg

/s/ J. Paul Finnegan             Trustee of Krupp Government Income Trust II
------------------------
J. Paul Finnegan

/s/ Stephen Puleo                Trustee of Krupp Government Income Trust II
------------------------
Stephen Puleo

                                   APPENDIX A

                        KRUPP GOVERNMENT INCOME TRUST II

                              --------------------

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2004

                        KRUPP GOVERNMENT INCOME TRUST II

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      -----------------------------------

Report of Independent Registered Public Accounting Firm                                                         F-3

Balance Sheets at December 31, 2004 and 2003                                                                    F-4

Statements of Income and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002              F-5

Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002              F-6

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002                                   F-7

Notes to Financial Statements                                                                            F-8 - F-16

Schedule II - Valuation and Qualifying Accounts                                                                F-17

Supplementary Data - Selected Quarterly Financial Data (Unaudited)                                             F-18

All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                      -----------------------------------

To the Board of Trustees and Shareholders of Krupp Government Income Trust II:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Government Income Trust II (the "Trust") at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 4, 2005

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS

                           December 31, 2004 and 2003

                           ---------------------------

                                     ASSETS

                                                                                   2004                2003
                                                                               -------------      -------------
Participating Insured Mortgage Investments
("PIMIs")(Notes B, C and J)
    Insured mortgages                                                          $  25,889,150      $  26,402,701
    Additional loans                                                               6,880,000          6,880,000
Participating Insured Mortgages ("PIMs")
    (Notes B, D and J)                                                                    --          7,865,941
Mortgage-Backed Securities ("MBS")
    (Notes B, E and J)                                                             2,655,606          3,930,944
                                                                               -------------      -------------

     Total mortgage investments                                                   35,424,756         45,079,586
Cash and cash equivalents (Notes B and J)                                          4,187,417          5,454,067
Due from affiliates (Note F)                                                         170,944                 --
Interest receivable and other assets                                                 341,285            399,184
Prepaid acquisition fees and expenses, net of accumulated amortization of
    $1,545,489 and $1,861,827, respectively (Note B)                                  67,190            329,295
Prepaid participation servicing fees, net of accumulated amortization of
    $515,163 and $605,866, respectively (Note B)                                      22,397            124,508
                                                                               -------------      -------------

     Total assets                                                              $  40,213,989      $  51,386,640
                                                                               =============      =============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                                                    $     218,670      $     183,379
                                                                               -------------      -------------

Shareholders' equity (Notes A and G):
          Common stock, no par value; 25,000,000
          Shares authorized; 18,371,477 Shares issued and outstanding             39,856,656         51,067,705

          Accumulated comprehensive income
          (Notes B and E)                                                            138,663            135,556
                                                                               -------------      -------------

          Total Shareholders' equity                                              39,995,319         51,203,261
                                                                               -------------      -------------

          Total liabilities and Shareholders' equity                           $  40,213,989      $  51,386,640
                                                                               =============      =============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 2004, 2003, and 2002

                               ------------------

                                                             2004               2003               2002
                                                         ------------       ------------       ------------
Revenues:
 Interest income - PIMs and PIMIs:
   Basic interest                                        $  2,263,479       $  4,147,405       $  6,873,359
   Additional Loan interest                                   481,600            563,826          2,911,978
   Participation interest                                     337,741          5,810,076          6,427,684
 Interest income - MBS                                        198,933            756,572            859,519
 Interest income - cash and cash equivalents                   56,065            220,065            286,099
                                                         ------------       ------------       ------------

        Total revenues                                      3,337,818         11,497,944         17,358,639
                                                         ------------       ------------       ------------

Expenses:
 Asset management fee to an affiliate (Note H)                323,670            587,877            943,476
 Expense reimbursements to affiliates (Note H)                346,735            386,494            219,194
 Amortization of prepaid fees and expenses (Note B)           364,216          1,327,541          2,234,379
 General and administrative (Note H)                          274,012            410,593            424,208
 Reduction of provision for impaired additional
   loan (Notes B and C)                                            --                 --           (500,000)
 Operating Expense limitation (Note F)                       (170,944)                --                 --
                                                         ------------       ------------       ------------

        Total expenses                                      1,137,689          2,712,505          3,321,257
                                                         ------------       ------------       ------------

Net income (Notes B and I)                                  2,200,129          8,785,439         14,037,382

Other comprehensive income:

 Net increase (decrease) in unrealized gain on MBS              3,107           (374,491)           228,928
                                                         ------------       ------------       ------------

Total comprehensive income                               $  2,203,326       $  8,410,948       $ 14,266,310
                                                         ============       ============       ============

Basic earnings per Share                                 $       0.12       $       0.48       $       0.76
                                                         ============       ============       ============

Weighted average Shares outstanding                        18,371,477         18,371,477         18,371,477
                                                         ============       ============       ============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 2004, 2003 and 2002

                           ---------------------------

                                                                               Accumulated            Total
                                                             Retained         Comprehensive       Shareholders'
                                      Common Stock           Earnings             Income              Equity
                                      -------------       -------------       -------------       -------------
Balance at December 31, 2001          $ 166,214,677       $          --       $     281,119       $ 166,495,796

Dividends                               (33,912,173)        (14,037,382)                 --         (47,949,555)

Net income                                       --          14,037,382                  --          14,037,382

Change in unrealized gain on MBS                 --                  --             228,928             228,928
                                      -------------       -------------       -------------       -------------

Balance at December 31, 2002            132,302,504                  --             510,047         132,812,551

Dividends                               (81,234,799)         (8,785,439)                 --         (90,020,238)

Net income                                8,785,439           8,785,439

Change in unrealized gain on MBS                 --                  --            (374,491)           (374,491)
                                      -------------       -------------       -------------       -------------

Balance at December 31, 2003             51,067,705                  --             135,556          51,203,261

Dividends                               (11,211,049)         (2,200,129)                 --         (13,411,178)

Net income                                       --           2,200,129                  --           2,200,129

Change in unrealized gain on MBS                 --                  --               3,107               3,107
                                      -------------       -------------       -------------       -------------

Balance at December 31, 2004          $  39,856,656       $          --       $     138,663       $  39,995,319
                                      =============       =============       =============       =============

Shares issued and outstanding for each of the three years in the period ended December 31 are 18,371,477.

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2004, 2003 and 2002

                               -------------------

                                                                     2004              2003                2002
                                                                ------------       ------------       ------------
Operating activities:
  Net income                                                    $  2,200,129       $  8,785,439       $ 14,037,382
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of net premium                                     32,868             16,421             74,010
      Amortization of prepaid fees and expenses                      364,216          1,327,541          2,234,379
      Reduction of provision for impaired additional loans                --                 --           (500,000)
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets             57,899            494,462            280,460
         Decrease in deferred income on Additional Loans                  --                 --         (1,242,282)
         Increase in due from affiliates                            (170,944)                --                 --
         Increase in liabilities                                      35,291            135,531             21,863
                                                                ------------       ------------       ------------

  Net cash provided by operating activities                        2,519,459         10,759,394         14,905,812
                                                                ------------       ------------       ------------

Investing activities:
  Principal collections on MBS                                     1,245,577         18,348,402          4,234,205
  Principal collections on Additional Loans                               --          4,874,000          6,400,500
  Principal collections on PIMs and Insured Mortgages              8,379,492         41,041,586         36,406,298
                                                                ------------       ------------       ------------

  Net cash provided by investing activities                        9,625,069         64,263,988         47,041,003
                                                                ------------       ------------       ------------

Financing activity:
  Dividends                                                      (13,411,178)       (90,020,238)       (47,949,555)
                                                                ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents              (1,266,650)       (14,996,856)        13,997,260

Cash and cash equivalents, beginning of year                       5,454,067         20,450,923          6,453,663
                                                                ------------       ------------       ------------

Cash and cash equivalents, end of year                          $  4,187,417       $  5,454,067       $ 20,450,923
                                                                ============       ============       ============

Non-cash activities:
 Increase (decrease) in unrealized gain on MBS                  $      3,107       $   (374,491)      $    228,928
                                                                ============       ============       ============

Supplemental disclosure of non-cash investing activities:
  Reclassification of investment in a PIMI to a MBS             $         --       $ 11,199,153       $         --
                                                                ============       ============       ============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS

                               -------------------

A.    Organization

      Krupp Government Income Trust II (the "Trust") was formed on February 8, 1991 by filing a Declaration of Trust in The Commonwealth of Massachusetts. The Trust is authorized to sell and issue not more than 25,000,000 shares of beneficial interest (the "Shares"). The Trust was organized for the purpose of investing in commercial and multi-family loans and mortgage backed securities. Berkshire Mortgage Advisors Limited Partnership (the "Advisor") acquired 10,000 of such Shares for $200,000 and 18,315,158 Shares were sold for $365,686,058 net of purchase volume discounts of $617,102 under a public offering, which commenced on September 11, 1991 and was completed on February 12, 1993. Under the Dividend Reinvestment Plan ("DRP"), 46,319 Shares were sold for $880,061. The Trust shall terminate on December 31, 2030, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.

B.    Significant Accounting Policies

      The Trust uses the following accounting policies for financial reporting purposes:

      Basis of Presentation

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

      MBS

      The Trust, in accordance with the Financial Accounting Standards Board's Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), classifies its MBS portfolio as available-for-sale. The Trust classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMIs payoff and it will then be necessary to sell the remaining MBS portfolio in order to close out the Trust. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

      The Additional Loans are carried at amortized cost unless the Advisor believes there is an impairment in value, in which case a valuation allowance is established in accordance with FAS 114 "Accounting by Creditors for Impairment of a Loan" and FAS 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures".

      Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Fannie Mae MBS. The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Trust or a cash payment made to the Trust from surplus cash relative to the participation feature. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMIs generate sufficient cash flow to make the required Additional Loan interest

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                               -------------------

B.    Significant Accounting Policies, continued

      PIMs and PIMIs, continued

      payments and the Additional Loan value is deemed collectible, the Trust recognizes income as earned and commences amortizing deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

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

      Cash Equivalents

      The Trust includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The majority of the Trust's cash and cash equivalents are held at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit of $100,000. The Trust has not experienced any losses to date on its invested cash.

      Prepaid Fees and Expenses

      Prepaid fees and expenses represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMIs. The Trust amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the estimated life of the underlying mortgage. The prepaid participation servicing fees are amortized using a method that approximates the effective interest method over a ten-year period, beginning at final endorsement of the loan if a HUD-insured loan and at closing if a Fannie Mae loan.

      Upon the repayment of a PIMI, any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan are expensed.

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

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                               -------------------

C.    PIMIs

      The Trust had investments in two PIMIs at December 31, 2004 and 2003 that provide or provided the permanent financing for multi-family housing. Each remaining PIMI consists of a Fannie Mae MBS and an "Additional Loan" made to the borrower to provide additional funds for the construction or permanent financing of the property. The first mortgage underlying the Fannie Mae MBS provided the borrower with a below market interest rate loan, and in return, the Trust receives a percentage of the cash generated from the property operations and a percentage of any appreciation thereafter (collectively the "participation interest").

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

      The Additional Loans for Fannie Mae PIMIs entitle the Trust to receive (i) semi-annual interest payments on the Additional Loan principal, (ii) Participating Income Interest, (iii) Participating Appreciation Interest and (iv) Preferred Interest. Additional Loan interest accrues at the stated interest rate on the Additional Loan and Participating Income Interest represents the Trust's share of the net revenue generated by the property at a stated percentage generally ranging from 25% to 35%. Additional Loan interest and Participating Income Interest are payable only to the extent there is net revenue available to pay these amounts. However, should the borrower be unable to make the full Additional Loan interest payment, the borrower must notify the Trust of the amount of the shortfall.

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

      The Fannie Mae PIMIs have maturities of 15 years, however, the Trust can accelerate the maturity dates at any time after the tenth anniversary of the closing date of the Fannie Mae PIMIs, generally upon giving twelve months written notice for the payment.

      If the Trust accelerates the maturity date, the Trust can require payment of all amounts due under the Additional Loan through the accelerated maturity date and prepayment of the first mortgage loan underlying the Fannie Mae MBS.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                               -------------------

C.    PIMIs, continued

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

      On December 14, 2004, the Trust issued a call to the borrower to accelerate the Martin's Landing Apartments PIMI of the $9,560,996 First Mortgage and the $2,280,000 Additional Loan. Both the First Mortgage Note and the Subordinate Note were due to mature on September 30, 2005 under the terms of the loan documents. On February 28, 2005, the Trust received a prepayment of the Martin's Landing Apartments Additional Loan note. The Trust received $2,280,000 of Additional Loan principal, in addition, the Trust received $1,742,959 of interest, which included $1,639,221 of Participating Appreciation Interest, $79,800 of unpaid Additional Loan interest and $23,938 of Participating Income Interest. In the first quarter of 2005 the Trust expects to receive the remaining outstanding balance of the Martin's Landing Apartments PIMI First Mortgage Note of $9,523,897 and will pay a special dividend of $0.74 in first quarter of 2005.

      On September 30, 2003, the Trust received a prepayment of the Crossings Village Apartments Subordinated Promissory Note and the Crossings Village Apartments Additional Loan. The Trust received $2,584,000 of Additional Loan principal and $15,073 of Additional Loan interest. In addition, the Trust received $2,454,048 of Preferred Interest and $38,646 of Shared Appreciation Interest. On October 25, 2003, the Trust received $11,349,632 from the Fannie Mae MBS related to Crossings Village. On November 20, 2003, the Trust paid a special dividend of $0.90 per share from the proceeds of the Crossings Village Apartments prepayment.

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

      At December 31, 2004 and 2003 there are no PIMIs within the Trust's portfolio that are delinquent as to principal or interest.

The Trust's investments in PIMIs consists of the following at December 31, 2004 and 2003:

                                            Approximate
      Insured                                 Monthly      Interest      Maturity         Balance Outstanding at
      Mortgage           Loan Amount          Payment        Rate          Date                December 31,
   -------------         -----------        -----------    --------      --------      ----------------------------
                                                                                           2004             2003
                                                                                           ----             ----
        FNMA (a)
Martin's Landing          $11,200,000       $    70,000      6.50%       12/01/08      $ 9,560,996      $ 9,773,837

       The Lakes           18,387,653           118,700     6.825%       07/01/10       16,328,154       16,628,864
                          -----------       -----------                                -----------      -----------

                          $29,587,653       $   188,700                                $25,889,150      $26,402,701
                          ===========       ===========                                ===========      ===========

                                                                                           (b)

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                               -------------------

C.    PIMIs, continued

                          Outstanding Balance
                                                                                    Preferred
                                                                   Base Interest    Interest
  Additional Loan       2004            2003      Maturity Date        Rate           Rate
  ---------------       ----            ----      -------------    -------------    ---------
 Martin's Landing    $2,280,000       2,280,000     12/1/2008           7%             12%
 The Lakes            4,600,000       4,600,000      7/1/2010           7%              9%
                     ----------       ---------

                     $6,880,000       6,880,000
                     ==========       =========
                         (c)

      (a) Monthly principal and interest payments are based on a 30-year amortization. The unpaid principal balances due at maturity are as follows:

                 Martin's Landing                             $   8,524,000
                 The Lakes                                    $  14,118,000

      (b) The aggregate cost for federal income tax purposes is $25,889,150.

      (c) The aggregate cost for federal income tax purposes is $6,880,000.

      Impaired Additional Loans

      As a result of the Windmill Lakes Additional Loan payoff in March 2002, the remaining impairment provision of $500,000 was reversed.

      Reconciliations of activity for 2004, 2003 and 2002 are as follows:

Insured Mortgages

                                             2004               2003               2002
                                        ------------       ------------       ------------
Balance at beginning of period          $ 26,402,701       $ 49,641,101       $ 85,625,185

 Principal collections                      (513,551)       (12,039,247)       (35,984,084)

 Reclass to MBS                                   --        (11,199,153)                --
                                        ------------       ------------       ------------

Balance at end of period                $ 25,889,150       $ 26,402,701       $ 49,641,101
                                        ============       ============       ============

Additional Loans
                                             2004               2003               2002
                                        ------------       ------------       ------------
Balance at beginning of period          $  6,880,000       $ 11,754,000       $ 17,654,500

 Additional Loan prepayments                      --         (4,874,000)        (6,400,500)

 Adjustment to valuation allowance                --                 --            500,000
                                        ------------       ------------       ------------

Balance at end of period                $  6,880,000       $  6,880,000       $ 11,754,000
                                        ============       ============       ============

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                               -------------------

C.    PIMIs, continued

      Property Descriptions:

      o Martin's Landing Apartments ("Martin's Landing") is a 300-unit apartment complex in Roswell, Georgia.


      o The Lakes at Vinings Apartments ("The Lakes") is a 464-unit garden and townhouse style apartment complex in Vinings, Georgia.

D.    PIMS

      At December 31, 2004 the Trust had no investments in PIMs. On December 31, 2003 the Trust had an investment in one PIM. The Trust's PIMs consisted of either a Fannie Mae MBS or a sole participation interest in a HUD-insured first mortgage loan originated under the FHA lending program (collectively the "insured mortgages") and participation interests in the revenue stream and appreciation of the property above specified levels. The borrower conveys these participation features to the Trust generally through a subordinated promissory note and mortgage (the "Agreement").

      On December 3, 2004, the Trust received a prepayment of the Mill Pond II Apartments PIM for $7,853,101. The Trust also received a prepayment penalty of $65,700. In addition, the Trust received $135,547 of participation interest. On December 16, 2004, the Trust paid a special dividend of $0.44 per share from the proceeds received.

      On December 22, 2003, the Trust received a prepayment of the Fountains Apartments PIM for $9,998,884. The Trust also received a prepayment premium of $225,901. An appraisal of the property determined that the underlying property value had not increased sufficiently to meet the criteria for the Trust to earn any participation interest. On December 30, 2003, the Trust paid a special dividend of $0.56 per share from the proceeds received.

      On September 18, 2003, the Trust received a prepayment of the Rivergreens Apartments II PIM for $5,845,000. The Trust also received a prepayment premium of $58,450 from this payoff. On September 30, 2003, the Trust paid a special dividend of $0.33 per share from the proceeds of the Rivergreens Apartments II PIM prepayment. Rivergreens II was a participating insured mortgage that was not required to simultaneously pay off the Subordinated Promissory Note with the first mortgage. On December 8, 2003, the Trust received a payment of the Rivergreens Apartments II Subordinated Promissory Note. The Trust received $303,593 of Shared Appreciation Interest. On December 17, 2003, the Trust paid a special dividend of $0.02 per share from the proceeds received.

      At December 31, 2004 and 2003 there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

      The Trust's PIMs consisted of the following at December 31, 2004 and 2003:

     PIM           Original Amount        Balance Outstanding at December 31,
-------------      ---------------        -----------------------------------
                                               2004                   2003
                                               ----                   ----
FHA
Mill Ponds II        $8,245,300             $      --              $7,865,941
                     ----------             ---------              ----------

Total                $8,245,300             $      --              $7,865,941
                     ==========             =========              ==========
                                               (a)

      (a)   There is no aggregate cost for federal income tax purposes.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                               -------------------

D.    PIMs, continued

            Reconciliation of activity for 2004, 2003, and 2002 are as follows:

                                        2004               2003               2002
                                    ------------       ------------       ------------
Balance at beginning of period      $  7,865,941       $ 36,817,984       $ 37,239,922

Discount amortization                         --             50,297                276

Principal collections                 (7,865,941)       (29,002,340)          (422,214)
                                    ------------       ------------       ------------

Balance at end of period            $         --       $  7,865,941       $ 36,817,984
                                    ============       ============       ============

E.    Mortgage Backed Securities

      At December 31, 2004, the Trust's MBS portfolio had an amortized cost of $ 2,516,943 and gross unrealized gains of $138,663. At December 31, 2003 the Trust's MBS portfolio had an amortized cost of $3,795,388 and gross unrealized gains of $135,556. The MBS have maturities ranging from 2008 to 2031. Management reviews the MBS portfolio to determine if impairment indicators exist. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Trust's financial statements

      On September 25, 2003, the Trust received a payoff of the Oasis at Springtree MBS for $11,116,057. On October 7, 2003, the Trust paid a special dividend of $0.61 per share from the principal proceeds received.

      On March 25, 2003, the Trust received a payoff of the Willows MBS for $3,280,432. On May 9, 2003, the Trust paid a special dividend of $0.18 per share from the principal proceeds received.

      The Trust's MBS portfolio had the following contractual maturities as of December 31, 2004:

                    Maturity Date              Fair Value       Unrealized Gain
                    -------------              ----------       ---------------

                    2004 - 2008                $   10,495         $      234
                    2009 - 2013                    44,503             2 ,069
                    2014 - 2031                 2,600,608            136,360
                                               ----------         ----------

                    Total                      $2,655,606         $  138,663
                                               ==========         ==========

F.    Operating Expense Limitation

      Per Article VI, Section 5 of the Declaration of Trust, the total annual operating expenses of the Trust may not exceed the greater of 2% of the average invested assets of the Trust or 25% of the Trust's net income. These tests are calculated each quarter by the Advisor based on the prior twelve months of activity. In order for the Trust to be in compliance with this requirement, the Advisor refunded $170,944 of the Trust's operating expenses for the twelve months ended September 30, 2004 on February 23, 2005.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                               -------------------

G.    Shareholders' Equity

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

      On August 22, 2002, the Trustees agreed to waive the ownership limit to allow affiliates of the Advisor to own up to 55% of the outstanding shares of the Trust. The affiliates delivered an opinion of counsel to the effect that this waiver will not cause the Trust to lose its status as a REIT. In connection with this waiver, the affiliates also agreed not take any action to cause the Trust to cease to be a reporting company under the Exchange Act or to cause a majority of the board of trustees to no longer be comprised of independent trustees. They also agreed not to solicit, seek to effect, negotiate with or provide any information to any other party with the intent of effecting a business combination with the Trust without the approval of a majority of the board of trustees. In April of 2003, BIR acquired 28.81% of the outstanding shares of the Trust.

H.    Related Party Transactions

      Under the terms of the Advisory Service Agreement, the Advisor receives an Asset Management Fee equal to .75% per annum of the value of the Trust's actual and committed invested assets payable quarterly. During 2004, the Trust incurred $323,670 and paid $164,961 in Asset Management Fees.

      The Trust also reimburses affiliates of the Advisor for certain expenses incurred in connection with maintaining the books and records of the Trust, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses. Included in general and administrative expenses are legal fees and expenses paid by the Trust to an affiliate. During the three years ended December 31, 2004, 2003 and 2002 these fees totaled $16,666, $20,070 and
      $16,083, respectively.

I.    Federal Income Taxes

      The reconciliation of the income reported in the accompanying statement of income with the income reported in the Trust's 2004 federal income tax return follows:

      Net income per statement of income                                                     $ 2,200,129

      Less: Book to tax difference related to amortization of prepaid fees and expenses         (169,549)

      Less: Book to tax difference related to Additional Loan interest income                         --
                                                                                             -----------

      Net income for federal income tax purposes                                             $ 2,030,580
                                                                                             ===========

      The Trust paid dividends of $ 0.73 per share during 2004 which  represents
      approximately   $0.12  from  ordinary   income  and  $0.61   represents  a
      non-taxable dividend for federal income tax purposes.

      The basis of the Trust's assets for financial reporting purposes is less than its tax basis by approximately $2,260,000 and $2,433,000 at December 31, 2004 and 2003, respectively. The basis of the Trust's liabilities for financial reporting purposes were the same as its tax basis at December 31, 2004 and 2003.

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                               -------------------

J.    Fair Value Disclosures of Financial Instruments

      The Trust uses the following methods and assumptions to estimate the fair value of each class of financial instrument:

      Cash and Cash Equivalents

      The carrying amount approximates fair value because of the short maturity of those instruments.

      MBS

      The Trust estimates the fair value of MBS based on quoted market prices. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in MBS had gross unrealized gains of approximately $139,000 at December 31, 2004 and gross unrealized gains of approximately $136,000 at December 31, 2003.

      PIMs and PIMIs

      There is no established trading market for these investments. Management estimates the fair value of the insured mortgage portion of the PIMIs using quoted market prices of MBS having the same stated coupon rate as the insured mortgages and similar expected maturity date. Additional Loans are based on the lower of the estimated collection value of the loan based on the estimated fair value of the underlying properties or the remaining principal balance of the loan as an estimate of the fair value of the loan is not practicable. Management does not include any participation income in the Trust's estimated fair values, as Management does not believe it can predict the amount or timing of realization of any such feature with any certainty.

      Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMIs had gross unrealized gains of approximately $653,000 at December 31, 2004 and gross unrealized gains of approximately $763,000 at December 31, 2003.

      At December 31, 2004 and 2003, the estimated fair values of the Trust's financial instruments are as follows:

                                                  (rounded to thousands)
                                           2004                               2003
                               -----------------------------     -----------------------------
                                Fair Value    Carrying Value     Fair Value     Carrying Value
                                ----------    --------------     ----------     --------------
Cash and cash equivalents      $     4,187      $     4,187      $     5,454      $     5,454

MBS                                  2,656            2,656            3,931            3,931

PIMs and PIMIs:
   PIMs                                 --               --            7,964            7,866
   Insured mortgages                26,542           25,889           27,068           26,403
   Additional loans                  6,880            6,880            6,880            6,880
                               -----------      -----------      -----------      -----------

Total                          $    40,265      $    39,612      $    51,297      $    50,534
                               ===========      ===========      ===========      ===========

                             KRUPP GOVERNMENT INCOME TRUST II
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

2004
                    Balance at        Charged to                           Balance at
                   Beginning of       costs and                              end of
 Description          period           expenses          Reversals           period
--------------     ------------      ------------      ------------       ------------
Valuation
Allowance          $         --      $         --      $         --       $         --
                   ============      ============      ============       ============

2003
                    Balance at        Charged to                           Balance at
                   Beginning of       costs and                              end of
 Description          period           expenses          Reversals           period
--------------     ------------      ------------      ------------       ------------
Valuation
Allowance          $         --      $         --      $         --       $         --
                   ============      ============      ============       ============

2002
                    Balance at        Charged to                           Balance at
                   Beginning of       costs and                              end of
 Description          period           expenses          Reversals           period
--------------     ------------      ------------      ------------       ------------
Valuation
Allowance          $    500,000      $         --      $   (500,000)      $         --
                   ============      ============      ============       ============

                        KRUPP GOVERNMENT INCOME TRUST II
                               SUPPLEMENTARY DATA
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)

                                           For the Quarter Ended
                                           ---------------------

                          March 31,         June 30,        September 30,     December 31,
                            2004              2004              2004              2004
                        ------------      ------------      -------------     ------------
Total revenues          $    900,850      $    762,752      $    762,900      $    911,316
                        ============      ============      ============      ============

Net income              $    548,804      $    466,677      $    623,296      $    561,352
                        ============      ============      ============      ============

Earnings per Share      $        .03      $        .03      $        .03      $        .03
                        ============      ============      ============      ============

                                            For the Quarter Ended
                                            ---------------------

                          March 31,         June 30,        September 30,     December 31,
                            2003              2003              2003              2003
                        ------------      ------------      -------------     ------------
Total revenues          $  3,968,248      $  1,586,724      $  4,396,051      $  1,546,921
                        ============      ============      ============      ============

Net income              $  3,238,642      $  1,066,208      $  3,708,924      $    771,665
                        ============      ============      ============      ============

Earnings per Share      $        .18      $        .05      $        .21      $        .04
                        ============      ============      ============      ============