Form 10-Q
period 2005-03-31
KRUPP GOVERNMENT INCOME TRUST-II
filed 2005-05-12
CIK 872467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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

SEC 1296 (03-05)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                          Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Trustees. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2004, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

The Trust has used forward-looking statements in a number of places in this Form 10-Q, including, without limitation, "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" and "ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." The risks and uncertainties described within these sections include, without limitation, those related to investments in real estate; status as a real estate investment trust ("REIT"); capital expenditures and requirements; corporate structure; debt and liquidity needs; federal, state or local regulations; adverse changes in general economic or local conditions; the inability of borrowers to meet financial obligations on additional loans; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; and uninsured losses and potential conflicts of interest between the Trust and its affiliates, including the Berkshire Mortgage Advisors Limited Partnership (the "Advisor"). The Trust has discussed these risks and uncertainties in detail within these sections.

Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or other changes.

                        KRUPP GOVERNMENT INCOME TRUST II

                                 BALANCE SHEETS

                                   ASSETS
                                                                   March 31,        December 31,
                                                                     2005               2004
                                                                -------------      -------------
Participating Insured Mortgage Investments
 ("PIMIs")(Note 2):
      Insured mortgages                                         $  16,249,154      $  25,889,150
      Additional Loans                                              4,600,000          6,880,000
Mortgage-Backed Securities ("MBS")(Note 3)                          2,453,246          2,655,606
                                                                -------------      -------------

      Total mortgage investments                                   23,302,400         35,424,756

Cash and cash equivalents                                           4,403,356          4,187,417
Due from affiliates (Note 4)                                               --            170,944
Interest receivable and other assets                                  144,884            341,285
Prepaid acquisition fees and expenses, net of
      accumulated amortization of $1,585,804 and
      $1,545,490, respectively                                         26,876             67,190
Prepaid participation servicing fees, net of
      accumulated amortization of $528,601 and
      $515,163, respectively                                            8,959             22,397
                                                                -------------      -------------

      Total assets                                              $  27,886,475      $  40,213,989
                                                                =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                                     $     514,908      $     218,670
                                                                -------------      -------------

Shareholders' equity (Note 5):
      Common stock, no par value; 25,000,000
      Shares authorized; 18,371,477 Shares
      issued and outstanding                                       27,270,654         39,856,656

      Accumulated comprehensive income                                100,913            138,663
                                                                -------------      -------------

      Total Shareholders' equity                                   27,371,567         39,995,319
                                                                -------------      -------------

      Total liabilities and Shareholders' equity                $  27,886,475      $  40,213,989
                                                                =============      =============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                           --------------------------

                                                                For the Three Months
                                                                    Ended March 31,
                                                           ---------------------------------
                                                               2005                2004
                                                           -------------       -------------
Revenues:
  Interest income - PIMs and PIMIs:
    Basic interest                                         $     380,979       $     581,093
    Additional Loan interest                                     107,100             120,400
    Participation interest                                     1,720,525             136,494
  Interest income - MBS                                           43,762              50,962
  Interest income - cash and cash equivalents                     27,385              11,901
                                                           -------------       -------------

      Total revenues                                           2,279,751             900,850
                                                           -------------       -------------

Expenses:
  Asset management fee to an affiliate                            57,300              82,878
  Expense reimbursements to affiliates                           191,191             111,729
  Amortization of prepaid fees and expenses                       53,752              71,038
  General and administrative                                      50,043              86,401
                                                           -------------       -------------

    Total expenses                                               352,286             352,046
                                                           -------------       -------------

Net income                                                     1,927,465             548,804

Other comprehensive income:

    Net increase (decrease) in unrealized gain on MBS            (37,750)             74,968
                                                           -------------       -------------

Total comprehensive income                                 $   1,889,715       $     623,772
                                                           =============       =============

Basic earnings per Share                                   $         .10       $         .03
                                                           =============       =============

Weighted average Shares outstanding                           18,371,477          18,371,477
                                                           =============       =============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                            STATEMENTS OF CASH FLOWS

                           --------------------------

                                                                      For the Three Months
                                                                          Ended March 31,
                                                              ---------------------------------
                                                                   2005                2004
                                                              -------------       -------------
Operating activities:
  Net income                                                  $   1,927,465       $     548,804
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Amortization of net premium                                      2,982              14,223
     Amortization of prepaid fees and expenses                       53,752              71,038
     Changes in assets and liabilities:
        Decrease in interest receivable and other assets            196,401             127,454
        Decrease in due from affiliates                             170,944                  --
        Increase (decrease) in liabilities                          296,238             (93,821)
                                                              -------------       -------------

   Net cash provided by operating activities                      2,647,782             667,698
                                                              -------------       -------------

Investing activities:
  Principal collections on MBS                                      161,628             457,859
  Principal collections on Additional Loans                       2,280,000                  --
  Principal collections on PIMs and Insured Mortgages             9,639,996             140,378
                                                              -------------       -------------

  Net cash provided by investing activities                      12,081,624             598,237
                                                              -------------       -------------

Financing activity:
  Dividends                                                     (14,513,467)         (2,572,007)
                                                              -------------       -------------

Net (decrease) increase in cash and cash equivalents                215,939          (1,306,072)

Cash and cash equivalents, beginning of period                    4,187,417           5,454,067
                                                              -------------       -------------

Cash and cash equivalents, end of period                      $   4,403,356       $   4,147,995
                                                              =============       =============

Non cash activities:
  Increase (decrease) in unrealized gain on MBS               $     (37,750)      $      74,968
                                                              =============       =============

                     The accompanying notes are an integral
                        part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST II

                          NOTES TO FINANCIAL STATEMENTS

                           --------------------------

1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor"), which is the advisor to Krupp Government Income Trust II (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 2004 for additional information relevant to significant accounting policies followed by the Trust.

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004, and its cash flows for the three months ended March 31, 2005 and 2004.

      The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMIs

      At March 31, 2005, the Trust's remaining PIMI, including the Additional Loan, had a fair value of $21,742,858 and gross unrealized gains of $893,703. Fair value assumes that the insured first mortgage of the Fannie Mae MBS portion of the remaining PIMI could be sold at prices equal to the amounts being realized by MBS with similar interest rates. Fair value includes the current carrying value of the Additional Loans. Fair value does not include any value for the participation features. The remaining PIMI will mature in 2010. At March 31, 2005 the remaining PIMI within the Trust's portfolio was not delinquent as to principal or interest.

      In 2005, the Trust received a prepayment of the Martin's Landing Apartments PIMI and the Additional Loan note. On March 1, 2005 the Trust received $2,280,000 of Additional Loan principal and received $1,742,959 of interest, which included $1,639,221 of Participating Appreciation
      Interest, $79,800 of unpaid Additional Loan interest and $23,938 of Participating Income Interest. On March 25, 2005, the Trust received a prepayment of the Martin's Landing Apartments PIMI for $9,575,484. On March 31, 2005, the Trust paid a special dividend of $0.74 per share for the proceeds received.

3.    MBS

      At March 31, 2005 the Trust's MBS portfolio had an amortized cost of $2,352,333 and gross unrealized gains of $100,913. The MBS portfolio has maturities ranging from 2008 to 2031.

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

                                    Continued

                        KRUPP GOVERNMENT INCOME TRUST II

                           --------------------------

5.    Changes in Shareholders' Equity

      A summary of changes in Shareholders' equity for the three months ended March 31, 2005 is as follows:

                                                                             Accumulated          Total
                                         Common             Retained        Comprehensive     Shareholders'
                                          Stock             Earnings            Income            Equity
                                      ------------       ------------       ------------      -------------
Balance at December 31, 2004          $ 39,856,656       $         --       $    138,663       $ 39,995,319

Net income                                      --          1,927,465                 --          1,927,465

Dividends                              (12,586,002)        (1,927,465)                --        (14,513,467)

Change in unrealized gain on MBS                --                 --            (37,750)           (37,750)
                                      ------------       ------------       ------------       ------------

Balance at March 31, 2005             $ 27,270,654       $         --       $    100,913       $ 27,371,567
                                      ============       ============       ============       ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Trust's 2004 Annual Report on Form 10-K and in this report on Form 10-Q.

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

Liquidity and Capital Resources

At March 31, 2005 the Trust had liquidity consisting of cash and cash equivalents of approximately $4.4 million, as well as the cash inflows provided by the remaining PIMI, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its remaining PIMI. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust's liquidity is the quarterly dividend paid to investors of approximately $919,000, which represents the current quarterly dividend rate of $0.05 per share. Dividends are funded by interest income received on the remaining PIMIs, MBS and cash and cash equivalents, net of operating expenses, and the principal collections received on its remaining PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

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

In addition to providing guaranteed or insured monthly principal and interest payments from the insured first mortgage or Fannie Mae MBS portion of a PIMI, the Trust's investments in the remaining PIMI also may provide additional income through the interest on the Additional Loan portion of the PIMI as well as participation interest based on operating cash flow and increase in the value realized upon the sale or refinance of the underlying properties. However, these payments and collection of the Additional Loan principal are neither guaranteed nor insured and depend on the successful operations of the underlying properties.

Through the three months ended March 31, 2005, the Trust received the first installment of Additional Loan interest due in 2005 from its remaining PIMI investments.

The Trust received participation interest based on cash flow generated by property operations from two of its investments during the three months ended March 31, 2005. The Lakes paid $57,366, and in addition, the Trust received and recognized participation interest related to the Martin's Landing Additional Loan payoff (see below).

In 2005, the Trust received a prepayment of the Martin's Landing Apartments PIMI and the Additional Loan note. On March 1, 2005 the Trust received $2,280,000 of Additional Loan principal and received $1,742,959 of interest, which included $1,639,221 of Participating Appreciation Interest, $79,800 of unpaid Additional Loan interest and $23,938 of Participating Income Interest. On March 25, 2005, the Trust received a prepayment of the Martin's Landing Apartments PIMI for $9,575,484. On March 31, 2005, the Trust paid a special dividend of $0.74 per share for the proceeds received.

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

There are contractual restrictions on the prepayment of the remaining PIMI. During the first five years of the investment, borrowers are generally prohibited from repayment. During the second five years, the PIMI borrowers can prepay the insured or guaranteed mortgage and the Additional Loan by satisfying the Preferred Return obligation. The participation features and the Additional Loan are neither insured nor guaranteed. If the prepayment of the remaining PIMI results from the foreclosure on the underlying property, an insurance claim or under a guarantee, the Trust generally would not receive any participation interest or any amounts due under the Additional Loan. At this time, the Trust does not expect the remaining PIMI to be subject to any foreclosure action or an insurance or guarantee claim.

The Trust will have the option to call the remaining PIMI during 2005 for an accelerated maturity in 2006 in accordance with the loan documents. The Advisor will determine the merits of exercising the call option for the remaining PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

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

Results of Operations

The Trust's net income increased in the three months ended March 31, 2005 when compared to the three months ended March 31, 2004 primarily due to an increase in participation income. The increase was partially offset by a decrease in basic interest on PIMs and PIMIs and an increase in expense reimbursements to affiliates. Participation interest increased due to the Martin's Landing payoff in March. Basic interest on PIMs and PIMIs decreased due to the Mill Pond II payoff in December 2004. Expense reimbursements to affiliates increased due to a change in the cost of services provided to the Trust in 2005.

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

On March 31, 2005, the Trust's investments also include cash and cash equivalents of approximately $1 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2005, the Trust's remaining PIMI and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its PIMI investment to expected maturity. It is expected that substantially all of the MBS will prepay over the same time period, mitigating any potential interest rate risk to the disposition value of any remaining MBS.

The Trust monitors prepayments and considers prepayment trends, as well as dividend requirements of the Trust, when setting regular dividend policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For the remaining PIMI, the Trust incorporates prepayment assumptions into planning as individual properties notify the Trust of the intent to prepay or as they are scheduled to mature.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, the Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. The Chief Executive Officer and the Chief Accounting Officer concluded that the Trust's disclosure controls and procedures were effective, as of the date of their evaluation, in timely alerting them to material information relating to the Trust required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Trust's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                        KRUPP GOVERNMENT INCOME TRUST II

                           PART II - OTHER INFORMATION

                           --------------------------

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

                                  Krupp Government Income Trust II
                                         (Registrant)


                                  BY: /s/ Wayne Zarozny
                                      -----------------------------------------
                                      Wayne Zarozny
                                      Treasurer and Chief Accounting Officer of
                                      Krupp Government Income Trust II.

Date: May 12, 2005