Form 10-Q
period 2005-06-30
KRUPP GOVERNMENT INCOME TRUST-II
filed 2005-08-24
CIK 872467

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response: 192.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	____________________________ to	____________________________

Commission file number 0-20164

Krupp Government Income Trust II

(Exact name of registrant as specified in its charter)

Massachusetts	04-3073045

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Beacon Street, Boston, Massachusetts	02108

(Address of principal executive offices)	(Zip Code)

(617) 523-0066

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

SEC 1296 (03-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this Form 10-Q, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “estimates,” “continue,” “may” or “will” (or the negative of such words) and similar expressions are intended to identify forward-looking statements.  Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Trustees.  The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2004, contain additional information concerning such risk factors.  Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

The Trust has used forward-looking statements in a number of places in this Form 10-Q, including, without limitation, “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” and “ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”  The risks and uncertainties described within these sections include, without limitation, those related to investments in real estate; status as a real estate investment trust (“REIT”); capital expenditures and requirements; corporate structure; debt and liquidity needs; federal, state or local regulations; adverse changes in general economic or local conditions; the inability of borrowers to meet financial obligations on additional loans; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; and uninsured losses and potential conflicts of interest between the Trust and its affiliates, including the Berkshire Mortgage Advisors Limited Partnership (the “Advisor”).  The Trust has discussed these risks and uncertainties in detail within these sections.

Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or other changes.

KRUPP GOVERNMENT INCOME TRUST II

BALANCE SHEETS

ASSETS

	June 30, 2005	December 31, 2004

Participating Insured Mortgage Investments (“PIMIs”)(Note 2):
Insured mortgages	$16,168,564	$25,889,150
Additional Loans	4,600,000	6,880,000
Mortgage-Backed Securities (“MBS”)(Note 3)	2,290,230	2,655,606

Total mortgage investments	23,058,794	35,424,756

Cash and cash equivalents	3,517,285	4,187,417
Due from affiliates (Note 4)	39,595	170,944
Interest receivable and other assets	226,332	341,285
Prepaid acquisition fees and expenses, net of accumulated amortization of $0 and $1,545,490, respectively	—	67,190
Prepaid participation servicing fees, net of accumulated amortization of $0 and $515,163, respectively	—	22,397

Total assets	$26,842,006	$40,213,989

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities	$263,864	$218,670

Shareholders’ equity (Note 5):
Common stock, no par value; 25,000,000 Shares authorized; 18,371,477 Shares issued and outstanding	26,492,194	39,856,656

Accumulated comprehensive income	85,948	138,663

Total Shareholders’ equity	26,578,142	39,995,319

Total liabilities and Shareholders’ equity	$26,842,006	$40,213,989

The accompanying notes are an integral
part of the financial statements.

KRUPP GOVERNMENT INCOME TRUST II

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004

Revenues:
Interest income - PIMs and PIMIs:
Basic interest	$276,336	$578,698	$657,315	$1,159,791
Additional Loan interest	80,500	120,400	187,600	240,800
Participation interest	—	—	1,720,525	136,494
Interest income - MBS	41,539	53,783	85,301	104,745
Interest income – cash and cash equivalents	24,669	9,871	52,054	21,772

Total revenues	423,044	762,752	2,702,795	1,663,602

Expenses:
Asset management fee to an affiliate	43,031	82,083	100,331	164,961
Expense reimbursements to affiliates	188,672	64,465	379,863	176,194
Amortization of prepaid fees and expenses	35,834	71,038	89,587	142,076
General and administrative	54,988	78,489	105,030	164,890
Operating expense limitation (Note 4)	(39,595)	—	(39,595)	—

Total expenses	282,930	296,075	635,216	648,121

Net income	140,114	466,677	2,067,579	1,015,481

Other comprehensive income:

Net increase (decrease) in unrealized gain on MBS	(14,965)	(35,594)	(52,715)	39,374

Total comprehensive income	$125,149	$431,083	$2,014,864	$1,054,855

Basic earnings per Share	$.01	$.03	$.11	$.06

Weighted average Shares outstanding	18,371,477		18,371,477

The accompanying notes are an integral
part of the financial statements.

KRUPP GOVERNMENT INCOME TRUST II

STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2005	2004

Operating activities:
Net income	$2,067,579	$1,015,481
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium	5,160	20,904
Amortization of prepaid fees and expenses	89,587	142,076
Changes in assets and liabilities:
Decrease in interest receivable and other assets	114,953	12,689
Decrease in due from affiliates	131,349	—
Increase (decrease) in liabilities	45,194	(128,333)

Net cash provided by operating activities	2,453,822	1,062,817

Investing activities:
Principal collections on MBS	307,501	709,118
Principal collections on Additional Loans	2,280,000	—
Principal collections on PIMs and Insured Mortgages	9,720,586	283,518

Net cash provided by investing activities	12,308,087	992,636

Financing activity:
Dividends	(15,432,041)	(3,490,581)

Net decrease in cash and cash equivalents	(670,132)	(1,435,128)

Cash and cash equivalents, beginning of period	4,187,417	5,454,067

Cash and cash equivalents, end of period	$3,517,285	$4,018,939

Non cash activities:
(Decrease) increase in unrealized gain on MBS	$(52,715)	$39,374

The accompanying notes are an integral
part of the financial statements.

KRUPP GOVERNMENT INCOME TRUST II

NOTES TO FINANCIAL STATEMENTS

1.	Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the “Advisor”), which is the advisor to Krupp Government Income Trust II (the “Trust”), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust’s Form 10-K for the year ended December 31, 2004 for additional information relevant to significant accounting policies followed by the Trust.

In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Trust’s financial position as of June 30, 2005, its results of operations for the six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004.

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results which may be expected for the full year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.	PIMIs

At June 30, 2005, the Trust’s remaining PIMI, including the Additional Loan, had a fair value of $20,854,581 and gross unrealized gains of $86,017. Fair value assumes that the insured first mortgage of the Fannie Mae MBS portion of the remaining PIMI could be sold at prices equal to the amounts being realized by MBS with similar interest rates. Fair value includes the current carrying value of the Additional Loans. Fair value does not include any value for the participation features. The remaining PIMI was scheduled to mature in 2010. On July 11, 2005, the Trust issued a call to the borrower to accelerate the Lakes at Vinings Apartments PIMI of the $16,168,564 First Mortgage and the $4,600,000 Additional Loan. As a result of the call, both the PIMI and the Additional Loan are payable by January 1, 2007 under the terms of the loan document. At June 30, 2005 the remaining PIMI within the Trust’s portfolio was not delinquent as to principal or interest.

Upon the repayment of the PIMI, including the Additional Loan, the Trust will sell its remaining MBS portfolio and begin the process of winding up its business. In connection therewith, the Trust will change its basis of accounting from the going-concern basis to the liquidation basis of accounting. The liquidation basis of accounting will then require that remaining assets and liabilities be stated at their net realizable value and that estimated costs of liquidating the Trust be provided to the extent they are reasonably determinable.

During the six months ended June 30, 2005, the Trust received a prepayment of the Martin’s Landing Apartments PIMI and the Additional Loan note. On March 1, 2005 the Trust received $2,280,000 of Additional Loan principal and received $1,742,959 of interest, which included $1,639,221 of Participating Appreciation Interest, $79,800 of unpaid Additional Loan interest and $23,938 of Participating Income Interest. On March 25, 2005, the Trust received a prepayment of the Martin’s Landing Apartments PIMI for $9,575,484. On March 31, 2005, the Trust paid a special dividend of $0.74 per share for the proceeds received.

3.	MBS

At June 30, 2005 the Trust’s MBS portfolio had an amortized cost of $2,204,282 and gross unrealized gains of $85,948. The MBS portfolio has maturities ranging from 2008 to 2031.

4.	Operating Expense Limitation

Per Article VI, Section 5 of the Declaration of Trust, the total annual operating expenses of the Trust may not exceed the greater 2% of the average invested assets of the Trust or 25% of the Trust’s net income. These tests are calculated each quarter by the Advisor based on the prior twelve months of activity.

Continued

KRUPP GOVERNMENT INCOME TRUST II

NOTES TO FINANCIAL STATEMENTS, Continued

4.	Operating Expense Limitation, continued

In order for the Trust to be in compliance with this requirement as of June 30, 2005, the Advisor is required to refund $39,595 of the Trust’s operating expenses for the twelve months ended June 30, 2005. This amount was recorded as Due from Affiliates on the accompanying financial statements and was repaid on July 25, 2005 by the Advisor. The Advisor refunded $170,944 of the Trust’s operating expenses for the twelve months ended September 30, 2004 on February 23, 2005.

5.	Changes in Shareholders’ Equity

A summary of changes in Shareholders’ equity for the six months ended June 30, 2005 is as follows:

	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Total Shareholders’ Equity

Balance at December 31, 2004	$39,856,656	$—	$138,663	$39,995,319

Net income	—	2,067,579	—	2,067,579

Dividends	(13,364,462)	(2,067,579)	—	(15,432,041)

Change in unrealized gain on MBS	—	—	(52,715)	(52,715)

Balance at June 30, 2005	$26,492,194	$—	$85,948	$26,578,142

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Trust’s 2004 Annual Report on Form 10-K and in this report on Form 10-Q.

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Trust’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; the inability of the borrower to meet financial obligations on Additional Loans; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Advisor.

Liquidity and Capital Resources

At June 30, 2005 the Trust had liquidity consisting of cash and cash equivalents of approximately $3.5 million, as well as the cash inflows provided by the remaining PIMI, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its remaining PIMI. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust’s liquidity is the quarterly dividend paid to investors of approximately $919,000, which represents the current quarterly dividend rate of $0.05 per share. Dividends are funded by interest income received on the remaining PIMIs, MBS and cash and cash equivalents, net of operating expenses, and the principal collections received on its remaining PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

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

In addition to providing guaranteed or insured monthly principal and interest payments from the insured first mortgage or Fannie Mae MBS portion of a PIMI, the Trust’s investments in the remaining PIMI also may provide additional income through the interest on the Additional Loan portion of the PIMI as well as participation interest based on operating cash flow and increase in the value realized upon the sale or refinance of the underlying properties. However, these payments and collection of the Additional Loan principal are neither guaranteed nor insured and depend on the successful operations of the underlying properties.

Through the six months ended June 30, 2005, the Trust received the first installment of Additional Loan interest due in 2005 from its remaining PIMI investments.

The Trust received participation interest based on cash flow generated by property operations from two of its investments during the six months ended June 30, 2005. The Lakes paid $57,366, and in addition, the Trust received and recognized participation interest related to the Martin’s Landing Additional Loan payoff (see below).

On July 11, 2005, the Trust issued a call to the borrower to accelerate the Lakes at Vinings Apartments PIMI of the $16,168,564 First Mortgage and the $4,600,000 Additional Loan. As a result of the call, both the PIMI and the Additional Loan are payable by January 1, 2007 under the terms of the loan document.

Upon the repayment of the PIMI, including the Additional Loan, the Trust will sell its remaining MBS portfolio and begin the process of winding up its business. In connection therewith, the Trust will change its basis of accounting from the going-concern basis to the liquidation basis of accounting. The liquidation basis of accounting will then require that remaining assets and liabilities be stated at their net realizable value and that estimated costs of liquidating the Trust be provided to the extent they are reasonably determinable.

In 2005, the Trust received a prepayment of the Martin’s Landing Apartments PIMI and the Additional Loan note. On March 1, 2005 the Trust received $2,280,000 of Additional Loan principal and received $1,742,959 of interest, which included $1,639,221 of Participating Appreciation Interest, $79,800 of unpaid Additional Loan interest and $23,938 of Participating Income Interest. On March 25, 2005, the Trust received a prepayment of the Martin’s Landing Apartments PIMI for $9,575,484. On March 31, 2005, the

Trust paid a special dividend of $0.74 per share for the proceeds received.

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

Critical Accounting Policies

The Trust’s critical accounting policies relate to revenue recognition related to the Trust’s PIMI investments, impaired mortgage loans, amortization of Prepaid Fees and Expenses and the carrying value of its MBS. The Trust’s policies are as follows:

The Trust accounts for its MBS portion of a PIMI investment in accordance with the Financial Accounting Standards Board’s Statement 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), under the classification of held to maturity as these investments have a participation feature. As a result, the Trust would not sell or otherwise dispose of the MBS. Accordingly, the Trust has both the intention and ability to hold these investments to expected maturity. The Trust carries these MBS at amortized cost. The insured mortgage portion of the Federal Housing Administration (“FHA”) PIMI is carried at amortized cost. The Trust holds these mortgages at amortized cost since they are fully insured by the FHA. The Additional Loans are carried at amortized cost unless the Advisor believes there is an impairment in value, in which case a valuation allowance is established in accordance with FAS 114 “Accounting by Creditors for Impairment of a Loan” and FAS 118 “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”. The Trust, in accordance with FAS 115, classifies its MBS portfolio as available-for-sale. The Trust classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs and PIMIs payoff and it will then be necessary to sell the remaining MBS portfolio in order to close out the Trust. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders’ Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

Results of Operations

The Trust’s net income decreased during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due to decreases in basic interest on PIMs and PIMIs and Additional Loan interest and an increase in expense reimbursements to affiliates. The decrease was partially offset by the operating expense limitation adjustment and by decreases in asset management fees, amortization expense and general and administrative expenses. Basic interest on PIMs and PIMIs decreased primarily due to the Mill Pond II payoff in December 2004 and the Martin’s Landing payoff in March 2005. Additional Loan interest decreased due to the payoff of the Martin’s Landing Additional Loan in March 2005. Expense reimbursements to affiliates increased due to a change in the cost of services provided to the Trust in 2005. In the second quarter of 2005, the operating expenses of the Trust were decreased in order for the Trust to be in compliance with the annual operating expenses limitation test as defined in the Declaration of the Trust.  Asset management fees decreased due to the decrease in the Trust’s investments as a result of principal collections and payoffs. Amortization expense decreased as a result of the full amortization of the remaining prepaid fees and expenses on the PIM and PIMI prepayments in 2004. General and administrative expenses decreased primarily due to the cancellation of the Dean Witter monitoring service in 2005.

The Trust’s net income increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily due to an increase in participation income and a decrease in asset management fees. The increase was partially offset by a decrease in basic interest on PIMs and PIMIs and an increase in expense reimbursements to affiliates. Participation interest increased due to the Martin’s Landing payoff in March 2005. Basic interest on PIMs and PIMIs decreased primarily due to the Mill Pond II payoff in December 2004 and the Martin’s Landing payoff in March 2005. Expense reimbursements to affiliates increased due to a change in the cost of services provided to the Trust in 2005.

Off Balance Sheet Arrangements

The Trust has no off balance sheet arrangements as described in Item 303(a)(4)(ii) of Regulation S-K and did not have any such arrangements during the period covered by this report on Form 10-Q.

Contractual Obligations

The Trust has no contractual obligations as contemplated by Item 303(a)(5) of Regulation S-K and did not have any such arrangements either during the period covered by this report on Form 10-Q or during the Trust’s most recent completed fiscal year.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Trust’s investments in insured mortgages and MBS are guaranteed and/or insured by Fannie Mae, FHLMC, the Government National Mortgage Association (“GNMA”) and HUD, and therefore, the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

On June 30, 2005, the Trust’s investments also include cash and cash equivalents of approximately $3.2 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust’s primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust’s net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2005, the Trust’s remaining PIMI and MBS comprise the majority of the Trust’s assets. Decreases in interest rates may accelerate the prepayment of the Trust’s investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its PIMI investment to expected maturity. It is expected that substantially all of the MBS will prepay over the same time period, mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures. The Chief Executive Officer and the Chief Accounting Officer concluded that the Trust’s disclosure controls and procedures were effective, as of the date of their evaluation, in timely alerting them to material information relating to the Trust required to be included in this Quarterly Report on Form 10-Q.

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

Date:  August 11, 2005